Form 10KSB
period 1996-12-31
ECOMAT INC
filed 1997-04-15
CIK 1008653

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                       REPORT ON FORM 10-KSB

         [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


     For the fiscal year ended December 31, 1996


Commission File No. 0-21613

                           ECOMAT,  INC.
               (Exact name of registrant as specified in its charter)

Delaware                                      13-3865026
(State of or other jurisdiction               (IRS Employer Identification No.)
of incorporation or organization)

147 Palmer Avenue
Mamaroneck, New York                          10543-3632
(Address of Principal                         (Zip Code)
Executive Offices)

Registrant's telephone number, including area code: (914) 777-3600

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12 (g) of the Act:



             Common Stock, par value $.0001 per share
                         (Title of Class)




     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
     subject to such filing requirements for the past 90 days. Yes X    No

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
     Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year were $411,000.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of March 14, 1997, was approximately $6,466,125.

     Number of shares outstanding of the issuer's common stock, as of March 14, 1997 was 3,603,000.

     Documents Incorporated By Reference: None


                             PART I

Item 1.   BUSINESS

General

       Ecomat, Inc. (the "Company" or "Ecomat") is a Delaware corporation that has been formed to develop the Ecomat concept nationally and internationally which, management believes, provided the first environmentally sound solution to current dry cleaning methods in the United States and is currently the only franchisor of this concept. As of December 31, 1996 Ecomat had three subsidiaries (in addition to a company-owned satellite facility):

           1. 8th Street Laundromat, Inc. ("8th Street"), a company owned store at 140 West 72 St. New York City;

           2. Ecoclean Systems International, Ltd. ("Ecoclean Systems"), a Company owned store at 147 Palmer Avenue, Mamaroneck, New York; and

           3. Ecofranchising, Inc. ("Ecofranchising"), the franchisor of the Ecomat concept.

      8th Street is a full-service Ecomat cleaners and laundromat which opened on October 24, 1993. The facility has served as the base for the Company's research and development program since 1993. New methods of wet cleaning, water recycling, and automated machine monitoring have been advanced by the Company at this location. See "Research and Development."

      Ecoclean Systems is a full-service Ecomat cleaners and laundromat which opened on October 14, 1995. The facility is the flagship store of the Company and the prototype for all Ecomat full-service franchises. A fully operational water recycling plant is in place as well as all proprietary hardware and software created by the Company for its own and its franchisees' use.

     Ecofranchising is the franchisor of the Ecomat concept. The Company began offering franchises in October of 1994. As of March 17, 1997 there were signed agreements for seven cluster franchises, two in New Jersey, and one each on Long Island, NY, Brooklyn, NY, Austin, TX, Westchester County, NY and Boulder, Co. In addition, there is one Ecomat self-serve laundromat and drop-off facility franchise in Manhattan, NY. As of March 17, 1997 there were 2 Westchester route franchise clusters in operation (two (2) drop sites) and one other facility in Huntington, Long Island. No other facilities under the cluster agreements are yet in operation. See "Franchise Agreements."

     The Company was incorporated on December 14, 1995 pursuant to the laws of the State of Delaware. The Company is the successor to Diaber Laundromat, Inc., a New York corporation ("Diaber"), which was incorporated pursuant to the laws of the State of New York on September 21, 1992. The Company was organized to enable Diaber to merge with and into the Company in order to effectuate a reincorporation in the State of Delaware. Diaber merged with and into the Company on March 29, 1996. The Company's executive offices are located at 147 Palmer Avenue, Mamaroneck, NY 10543-3632. The Company's telephone number is (914) 777-3600. The Company completed its initial public offering of 1,200,000 shares of Common Stock in December 1996 pursuant to a firm commitment underwritten offering. The offering price was $5.00 per share.

Recent Developments

     On February 12, 1997 the Company simultaneously entered into and closed on an asset purchase agreement pursuant to which it had acquired substantially all of the assets of The Cleaner Image, the first 100% wet-cleaning facility in New England. The Company purchased this facility to expand its customer service base to all of Fairfield County, CT and Northern Westchester County, NY. The facility is used as a satellite facility. The purchase price consisted of $65,000 and the issuance of 3,000 shares of the Company's Common Stock. The agreement also provides for additional issuances of up to 12,000 shares of Common Stock if revenue from this location equals $234,000 for the first year of operation. The Company assumed the obligations under the lease for the facility in Ridgefield, CT. See "Item 2 - Properties."

     In addition, the Company has signed master franchise development agreements in Indonesia and Malaysia /Brunei.

     The master franchisee for Indonesia is required to open facilities pursuant to a 7 year development schedule as follows: Year 1- 2 Clusters; Year 2- 3 Clusters; Year 3- 3 Clusters; Year 4- 3 Clusters; Year 5- 3 Clusters; Year 6- 5 Clusters; and Year 7- 6 Clusters. Each Cluster is for a minimum of 3 locations.

     The master franchisee for Malaysia/Brunei is required to open facilities pursuant to an 8 year development schedule as follows: Year 1- 1 Primary Facility; Year 2- 2 Primary Facilities; Year 3- 3 Primary Facilities; Year 4- 5 Primary Facilities; Year 5- 5 Primary Facilities; Year 6- 7 Primary Facilities; Year 7- 7 Primary Facilities; and Year 8-7 Primary Facilities.

Forward Looking Statements

     Certain information contained in this Annual Report on Form 10-KSB, including, without limitation, information appearing under Part I, Item I (Business), and Part II, Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1934, as amended and Section 21E of the Securities Exchange Act of 1934, as amended). Factors set forth that appear within the forward-looking statements, or in the Company's other Securities and Exchange Commission filings, including its Registration Statement on Form SB-2 dated December 9, 1996, could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company in this Annual Report on Form 10-KSB.

Industry Overview

The Commercial Laundry Industry

       In  the  first  half  of  this  century,  a  thriving
commercial laundry industry conveniently picked up, processed and delivered tons of laundry to millions of households. It flourished because home-based laundering was a tedious chore that involved boiling, scrubbing on a board, draining, refilling, and rinsing, hanging on the line, ironing, etc. With the advent of the home washer and dryer and the coin-operated laundromat in the early 1950s and the creation of wash-n-wear fabric in the 1960s, consumer demand for commercial laundering declined. There are now over 30,000 coin-operated laundromats in the United States. The newest trend of the 1980s and 1990s has been the increase in the wash and fold valet service offered by many laundromats that can account for as high as forty percent (40%) of a laundromat's revenue depending upon location.

      Most of these laundromats, however, do not offer pick-up and delivery services. Measured in today's dollars, the coin-operated laundromat industry is approximately a $2.4 billion dollar industry. Management believes that the high cost of water in many municipalities and the exorbitant impact of "hook-up" fees that are charged to new laundromats based on the number of washers installed are barriers to entry in the commercial laundry industry.

The Dry Cleaning Industry

      The dry cleaning industry is a remnant of the old commercial laundry industry. Dry-cleaning evolved to process the dressier types of garments that were either too difficult or too time consuming for people to wash or press themselves. It is a very fragmented industry with over 35,000 outlets of which 95% are individually owned and operated and 98% consist of less than four (4) stores. Hence, it is very much still a Mom and Pop industry. It is characterized by a high fixed cost structure (including labor; over 75% of the costs are fixed) and high labor content (including management labor; approximately 45%). Management believes that these two factors have induced dry-cleaners to compete based on price in order to increase volume while trying to minimize labor costs. This has led to high labor turnover rates, a lack of differentiation in the industry and a high level of consumer dissatisfaction.

      The most detrimental factor that adversely affects the dry cleaning industry at present is its reliance on the cleaning solvent, perchloroethylene, known as "perc" for short. Perc has a variety of toxic effects, which have been documented primarily in studies of dry cleaning workers and others exposed to perc on the job. Excessive exposure to perc can cause damage to the central nervous system, liver, kidneys, and the reproductive system. The International Agency for Research on Cancer recently reclassified perc as a "probable human carcinogen" from a "possible human carcinogen." In New York State alone, the Department of Health has stated that about 170,000 state residents are exposed to high perc concentrations because they live in apartments near a dry cleaner or work in a building with a dry cleaner. In addition, the perc cleaning process produces contaminated wastewater that must be disposed of somewhere. Evidence strongly suggests that some dry-cleaners are dumping this water into municipal sewers causing Superfund issues for owners of commercial real estate and neighboring tenants who feel the impact of contaminated sites.

     Dry-cleaning is far from a "dry" process. A traditional perc cleaner sorts clothes by color and places them by 35 or 50 pound loads in a perc machine. There are many types of perc machines; to a lay person they look like large front-load washing machines. Instead of water, the clothes are soaked in perc, which is an industrial degreaser, and go through a "wash" process. The oldest system then requires that a person reach into the perc machine, pull out the clothes soaked with perc and place them in an extractor which then recaptures some of the perc to be used again and again. The clothes are then dried in a special drier which is vented to the outside air. The perc is therefore directly released into the atmosphere. Newer machines known as "fourth generation" machines do not have this "transfer process." They are called "dry-to-dry" perc machines. The dry-cleaning industry, spurred by strong environmental regulations in Europe, has begun to address the issue of perc exposure to workers and consumers alike.

      However, in October of 1995, the Consumers Union of United States, Inc. released a study which determined that even with modern, unvented, dry-to-dry perc machines, serious perc pollution in the apartments above dry-cleaners still poses a clear danger to the health of the apartment dwellers. The study states that the approach currently being pursued by New York State, requiring all dry cleaners to install more modern dry cleaning equipment will improve the situation from the older equipment, but will not guarantee acceptably low perc levels in the apartments' air. The study recommends that dry-cleaners be prohibited from operating in residential buildings altogether, and that people living above a dry-cleaner get their air tested regularly. In July 1996 the Department of Environmental Conservation of the State of New York released (for comment to the public) revisions to the "perc" dry cleaning regulations (6 NYCR Part 232). On March 19, 1997 these regulations were ratified. Such regulations require, among other things, perc dry cleaners, at their own expense, to install a spill-containment system capable of containing 125% of the largest perc tank on the premises, upgrade outdated machinery, post notice warnings of the dangers of "perc" that is prepared and supplied by the Department of Environmental Protection which must be posted in a conspicuous location to inform building tenants and/or customers of the potential health effects associated with exposure to "perc", construct vapor barriers that, at a minimum, enclose the dry cleaning equipment, adhere to record keeping requirements, pay for semi-annual inspections and attend training sessions. A bill that will phase out "perc" dry cleaning from all residential buildings in New York City was introduced in the New York City Council in May 1996. A similar bill has been introduced in March 1997 in the New York State Legislature. See "Governmental Regulation."


The Ecomat System

      Management believes that the Ecomat system provided the first environmentally sound solution to current dry cleaning methods.

      Ecomat uses a combination of cleaning techniques. These include multi-process wet cleaning methods which were studied by the Environmental Protection Agency ("E.P.A.") and described in the E.P.A. report "Multi-process Wet-Cleaning--Cost and Comparison of Conventional Dry-Cleaning and An Alternative Process; U.S. Environmental Protection Agency EPA 744-R-93-004, September 1993." Such study concluded that the wet cleaning process was proven to be superior to the traditional dry cleaning method in the 4 of 6 areas used to compare the two methods (customer satisfaction, cleanliness, appearance and odor). It rated equal to traditional dry-cleaning in the other 2 areas (shrinkage and cost). The Company has also developed its own techniques of treating particular fabrics that can be problematic to both "dry" and "wet" cleaners alike. "Wet cleaning" as opposed to "dry cleaning" is a method for deep cleaning fabrics using water, steam, plant-based cleaning agents rather than toxic solvents, and natural bleaching agents such as hydrogen peroxide rather than chlorine-based bleaches. The special techniques that the Company has developed include: the tumbling of garments to loosen soil, the choice of a water-based cleaning method (which can include steaming, steam closet, mechanical wet cleaning, sink-washing, machine-washing), specialized drying with humidity control and finishing of garments with robotic steam finishing equipment. See "Research and Development."

      Ecomat has achieved a significant (if not total) reduction of hazardous waste emissions when compared to a traditional dry-cleaner. Because of the Company's cleaning methods, management believes an Ecomat facility can be safely located in mixed residential and commercial housing and in close proximity to stores that sell food. High concentrations of "perc" contamination have been detected especially in dairy products when a traditional dry cleaner is located next to a food store.

      Instead of using a perc machine, Ecomat utilizes a wet cleaning system that consists of a specialized washer and a heat and humidity-sensitive dryer both of 35 or 50 pound capacity. With the introduction of special non-toxic cleaning products, the Ecomat cleaner washes garments in water. Water is one of the best known cleaning solvents in the world. It can remove water-based stains such as perspiration that perc cannot because perc is only a degreaser. The grease-based stains are removed equally well by the Ecomat spotting products.

       Ecomat laundromats use and will continue to use state-of-the-art, energy and water-efficient front-load washers that are controlled by proprietary hardware and software that have been developed by the Company for optimal energy, productivity and cost efficiency.

Service, Quality and Customer Satisfaction

      Ecomat quality service has and will continue to include: personal attention to the specialized care needs of each individualized garment, convenient locations, easily accessible pick-up and delivery, hours that cater to busy schedules, self-service and drop-off facilities, and bright attractive store designs which meet the requirements of the Americans with Disabilities Act.

      Customers are and will be helped by a trained and courteous staff. Research shows that while there are low switching barriers for the customer, the majority of customers are not particularly price sensitive. Management believes that this, coupled with the consumer's perception of poor quality and service in the traditional dry-cleaner, presents an opportunity for an Ecomat facility to differentiate itself through superior customer retention, brand name, increased revenue and decreased costs.

      Each full-service facility has and will have a coffee bar, televisions and a comfortable lounge. Depending on the market, Ecomat provides and will provide recreational equipment such as healthful snack vending machines and mailboxes, and in college markets, computers and printers tied into the Internet that can be rented by the minute. Management believes that each location is a highly desirable environment for families with small children, college students and young professionals.

Store Configuration

      An Ecomat store or franchise offers several configurations for the kind of facility best suited to the location chosen:

           o AN ECOMAT FULL-SERVICE FACILITY that includes: self-service coin-operated laundromat with wash and fold service, a cleaning plant on premises and an entertainment area that may include televisions and lounge, vending machines, mailboxes and computers.

           o AN ECOMAT CLEANERS that includes: wash and fold service and a cleaning plant on premises.

          o AN ECOMAT SATELLITE FACILITY that functions as a convenient drop-off site for both wash and fold laundry and cleaning where wash and fold is also done on premises.

           o AN ECOMAT SELF-SERVICE LAUNDRY FACILITY that has self-service coin-operated laundry machines and also serves as a drop-off site for wash and fold and cleaning.

           o AN ECOMAT ROUTE FRANCHISE that consists of a franchise operating a vehicle that is affiliated with a Ecomat cleaners or a full service facility.

           o AN ECOMAT DROP SITE that consists of a drop-off site for wash and fold and cleaning but where no wash and fold is done on premises.


Store Operations

      The goal of the Company in all its company owned and franchised locations is to make it pleasurable for the customer to have clothes laundered and cleaned in an environmentally sound way, and to become the industry leader in the laundromat and cleaning industries.

      In order to achieve this goal, all stores are and will be required to adhere to the Company's standards of cleanliness, service and quality. The Company believes that its operating systems, store layout and cluster program (described below) result in lower operating cost, improved cleaning quality and higher customer service.

Training and Development

      The Company has developed operations manuals that cover all areas of technical and operational performance. The manuals guide
the   operator  through  garment  cleaning  techniques,  delivery services, merchandising and promotions.

      The Company offers an extensive training program (which includes pre-opening and post-opening training) for its staff and its franchisees and their staffs, including education of management in the operation of a business. The Company continually updates all training programs and manuals to offer the most up to date information available.

Targeted Marketing

     The Company's marketing programs target the delivery area of each store, making extensive use of direct mail promotions, leaflets and local media advertising such as radio and cable television. The local marketing efforts include more effective involvement with community oriented activities with sports teams, schools and other organizations. The Company has produced its own CD Rom which runs in every company owned and franchised unit. The CD Rom is interactive and allows the Company to track customer preferences through direct feedback to the Company's corporate headquarters. The Company can then adjust its marketing based on these preferences.

      The CD Rom includes all of the press in the television, radio and print media that has ever appeared about Ecomat. It also gives the viewer a 3D tour of a full-service Ecomat facility and a demonstration of the different configurations of Ecomat franchises available. The Company utilizes the CD ROM at industry and franchise shows and allows the Company to bring the Ecomat concept directly to the viewer whether it be at a meeting, large convention, or one-on-one encounter.

      The Company has received media coverage in television (CNN, TBS, CBS News, Wall Street Weekly, WBIS, WNBC, WCBS, WABC, WWOR, WNYW, Wall Street Journal Report and Good Morning America), radio (National Public Radio, WABC and Bloomberg Report), and in the press (Wall Street Journal, Chicago Tribune, USA Today, Consumer Reports, Crains New York Business, Success Magazine and the New York Times). In addition, the Company was named in the top 6 picks for 1996 by the Franchise Times (a publication of Crain Communications, Inc.). The Company will continue to pursue public relations by vigorously pursuing all media coverage.

      The Company participates in extensive public relations and advertising campaigns, and keeps abreast of industry trends and franchisee news. The Company's corporate staff is available on a daily basis for support and assistance in every aspect of store operations.

      The Company has established a home page on the Internet (http://www.ecomat.com) which uses many portions of its CD ROM. The home page is currently being remodeled and expanded to reflect the technical advances made recently in internet technology. Ecomat has made available, via the home page, its Direct Clean services which offers convenient pick-up and delivery, via UPS or other carriers to all areas of the United States. See "Expansion of Ecomat System" below.

The Strategic Plan of Operations

      The Company's objective is to develop recognition of the Ecomat cleaners and laundromat concept and to maximize the value of the Company for its shareholders. To accomplish these objectives, the Company intends to pursue a strategy designed to achieve high levels of customer satisfaction and repeat business. The Company believes it will be successful in meeting its objectives through the opening of more strategically located company owned stores and through expansion via franchise unit sales. The Company intends to open eleven satellite locations for each of its Company owned full-service facilities in Manhattan and Mamaroneck, New York in fiscal 1997. The two full-service facilities will operate as central cleaning plants for these twenty two (22) satellite units providing for increased revenue in such full-service facilities while minimally increasing expenses related to such expansion. The Company intends to build name brand recognition in these two markets within a relatively short period of time. In addition, the seven franchise cluster developments and the Ecomat self-service laundromat and drop-off facility franchise already sold will allow the Company to achieve broader recognition through the entire area. The Company has targeted 30 markets for expansion in the United States.

     The Company intends to add a full service facility in Manhattan, NY to accommodate the anticipated demand for alternatives  to  perc  dry-cleaning establishments  due  to  the passage of the recent New York dry-cleaning regulations. See "Government Regulation." The Company will focus its marketing and advertising towards those cleaners who will be seriously affected by such regulations. See "Conversion Franchises" below.

New Store Locations

     The Company believes that the location of an Ecomat facility is an essential element of success. The Company intends to focus its development of the franchise program and the expansion of company owned facilities on store locations which are strategically located in areas that satisfy the Company's demographic criteria. The Company will in the near term seek locations for Ecomat facilities (for both company owned and franchises) in larger cities and college towns, in particular.


Cluster Development Program and Franchise System

      The Company has developed a "cluster program" to maximize the market potential of each Company and franchised location. In the "cluster program", the right is acquired to develop one Ecomat full-service facility or Ecomat cleaners as a primary location. Over the first twenty four month period after the signing of the development agreement by a franchisee, three additional satellite facilities are opened which affords total market saturation and economies of scale to the entire cluster. A pick-up and delivery system is put in place that maximizes the potential of providing rapid, efficient and convenient service to customers.

      The Company is committed to developing a strong franchise system by attracting experienced operators and ensuring that each franchisee strictly adheres to the Company's high standards. The Company seeks to attract franchisees with business experience. The Company devotes significant resources to providing its franchisees with assistance in marketing, site selection, store design and employee training. Franchisees are approved based on the applicant's business background and financial resources.

Start-up Costs

      A full-service facility can cost between $252,103 and $330,767; a cleaners between $154,045 and $188,132; a satellite between $50,111 and $90,775; a drop site between $11,250 and $26,750; a route franchise between $23,300 and $53,550 and a laundromat between $156,743 and $252,677.

      The differences in facility cost are primarily due to the size of the facility and the equipment requirements. A detailed itemization of all start-up costs is presented in the Uniform Franchise Offering Circular ("UFOC") which is filed as an exhibit to the Company's Form 10-KSB. The UFOC is prepared according to the format and presentation required by the Federal Trade Commission ("FTC") and as such is the document of record describing this "business format franchise" offered in the twenty six (26) states which have no "state specific" requirements. The UFOC is also prepared according to the requirements of (and the franchise is approved for sale in) the States of New York, California, Illinois, Connecticut, North Carolina and Washington. Abbreviated registration has been filed in Texas and Florida.

Franchise Agreements

      Each franchisee must comply strictly with the Ecomat system and its standards, specifications and procedures. The franchise agreement sets forth various requirements regarding signage, equipment, service, hours of operation, cleaning techniques and computerization.

      Under the Company's current standard franchise agreement, the franchisee is required to pay, at the time of the signing of the agreement, a non-refundable fee of between $15,000 and $36,500 depending on whether the franchisee is a conversion franchisee or a new franchisee of a "cluster program". The Company's standard franchise agreement provides for a term of ten years (with three 5-year renewal options) and payment to the Company of a royalty fee of 5.5% of sales. This royalty fee can be reduced to 4.5% of sales when aggregate sales of $40,000 per month is achieved when there are multiple satellite units within a "cluster program". See also "Marketing and Public Relations" below. The franchise agreements give the Company the right to terminate a franchisee for a variety of reasons, including a franchisee's failure to make payments when due or failure to adhere to the Company's policies and standards.

      As of March 17, 1997 there were signed franchise agreements for seven cluster franchises, two in New Jersey, and one each in Long Island, NY, Brooklyn, NY, Austin, Texas, Westchester County, NY and Boulder, Co. In addition, there is one Ecomat self-service laundromat and drop-off facility franchise in Manhattan, NY. Currently, the Westchester route franchise cluster has opened two
(2)  drop  sites (sites that consist of a drop-off site for  wash and fold and cleaning but where no wash and fold is done on premises). The route franchise consists of a franchise operating a vehicle that utilizes the Company's full service cleaner and laundromat facility in Mamaroneck, NY. The two (2) drop site locations are at Diamond Corporate Park, 400 Columbus Avenue, Valhalla, NY and 115 Stevens Avenue, Summit Corporate Services, Valhalla, NY. The Brooklyn, NY cluster franchise has signed its lease for its full service facility (that will include a self-service coin-operated laundromat with wash and fold service, a cleaning plant on premises and an entertainment area that may include televisions and lounge, vending machines, mailboxes and computers) at 837 Union Street, Brooklyn, NY. The Long Island, NY cluster franchise completed construction for its full service facility at 630 New York Avenue, Huntington, NY and opened in April 1997. The self-service laundromat and drop-off facility franchise in Manhattan, NY has completed construction of such facility at 60 Avenue B, New York, NY and expects to be open in mid-April 1997. For a discussion of Ecomat's various store/franchise configurations, see "Store Configuration."

      With respect to all franchise agreements, revenues for initial franchise fees are recognized on a pro rata basis (based on the anticipated number of facilities expected to be opened) as facilities are opened and when all material obligations or conditions relating to the agreement have been substantially satisfied.

      In addition, the Company has signed master franchise development agreements for various parts of Europe, Indonesia and Malaysia/Brunei. The master franchisee for Europe is required to open facilities pursuant to a 7 year development schedule (which includes facilities in both core and non-core countries (as defined in the master franchise agreement)) as follows: Year 1-1; Year 2-28; Year 3-44; Year 4-50; Year 5-56; Year 6-56; and
Year 7-56. The agreement provides that the first 18 facilities in the core countries must be opened within 18 months and must be affiliated with the master franchisee. Revenue from the master franchise agreement will be recognized on a pro rata basis as each of the anticipated facilities subject to the agreement is opened. See Part II, Item 12 - "Certain Relationships and Related Transactions."

     The master franchisee for Indonesia is required to open facilities pursuant to a 7 year development schedule as follows:
Year 1- 2 Clusters; Year 2- 3 Clusters; Year 3- 3 Clusters; Year 4- 3 Clusters; Year 5- 3 Clusters; Year 6- 5 Clusters; and Year 7-
6  Clusters.   Each  Cluster is for a  minimum  of  3  locations.
Revenue from such master franchise agreement will be

recognized on a pro rata basis as each of the anticipated facilities subject to the agreement is opened.

     The  master  franchisee for Malaysia/Brunei is  required  to open facilities pursuant to an 8 year development schedule as follows: Year 1- 1 Primary Facility; Year 2- 2 Primary Facilities; Year 3- 3 Primary Facilities; Year 4- 5 Primary
Facilities;  Year  5- 5 Primary Facilities;  Year  6-  7  Primary
Facilities; Year 7- 7 Primary Facilities; and Year 8- 7 Primary Facilities. Revenue from such master franchise agreement will be recognized on a pro rata basis as each of the anticipated facilities subject to the agreement is opened.

Plan of Expansion

      The Company intends on expanding its operations through a program of dry-cleaner and/or laundromat conversions to the Ecomat concept as well as direct expansion of the franchise program and the Ecomat system (through new construction and/or acquisitions).

Conversion Franchises

      For an existing dry-cleaner or laundromat owner, conversion to an Ecomat franchise may be the answer to the ongoing viability of their business, particularly due to the new stringent dry cleaning regulations (See "Government Regulation" below). The Company addresses through its franchise system the impact that environmental issues such as perc and water and sewage usage are having on these businesses. Management believes that through the Company's extensive research and development, Ecomat franchisees and company-owned stores will be the leaders in the field of energy conservation and water-saving technologies which will allow for the stores to operate in a cost-effective manner unlike their competitors. Through the Company's growth in the past two years, the dry cleaning community is, in management's belief, well aware of the alternative to perc. While at first skeptical, there has been growing acceptance of wet-cleaning as a viable alternative to perc-based methods. The Company intends to launch a marketing campaign as part of its business plan to reach this conversion market.

      The cost for such a conversion ranges from $24,000 to $64,000 depending upon the equipment, store configuration and other factors. The Company will offer special financial consideration for conversion franchisees in terms of franchise and royalty fees. They are required to pay a royalty fee of 2.75% of sales for the first six months and thereafter 5.5% of sales (which is reduced to 4.5% when aggregate sales of $40,000 per month is achieved, as in the case of a regular franchise. See "Franchise Agreements" above). The Company is currently targeting for conversion the 900 perc dry-cleaners in residential buildings in New York City, by direct mail, direct contact and media advertising.

Expansion of Ecomat System

      In addition to the three Company-owned facilities, the Company has sold to date seven cluster franchises which will consist of 33 facilities and one single laundromat drop-off franchise. See "Franchise Agreements" above.

       The  Company  anticipates  that  agreements  relating   to
approximately eleven cluster franchises will be reached in fiscal
1997. No assurances, however, can be made that the Company will achieve such results in this time frame, or ever.

     The Company believes that the location of an Ecomat facility is an essential element of success. Therefore, the Company intends to focus its development of the franchise program on store locations which are strategically located within targeted areas. The site selection process involves an evaluation of a variety of factors, including demographics (such as population density); specific site characteristics (such as visibility, accessibility, and traffic volume); proximity to activity centers (such as office or retail shopping districts and apartment, hotel and office complexes); competition in the area; construction or renovation costs, and lease terms and conditions. The Company will inspect and approve proposed sites for each Ecomat facility prior to the execution of a franchise agreement or lease. All sites are generally subject to the approval of a local planning board, which approval can take approximately three months.

      The Company believes that airports, train stations and hotels would be excellent sites for Ecomat satellite facilities. The Company has created a program ("Direct Clean Service") utilizing United Parcel Service ("UPS") wherein a prefabricated, collapsible valet case is shipped to customers ("Direct Clean Customers") where no Ecomat facility exists. An Ecomat Direct Clean Customer may then ship his/her garments to the nearest Ecomat cleaning facility (including the Company's franchisees) and then have it delivered to his/her home or office at no extra charge for shipping and handling. At February 28, 1997, the Company currently had 288 regular Direct Clean Customers located throughout the United States.

Suppliers and Manufacturers of Material

      The Company plans to buy equipment from Unimac, Speed Queen and Huebsch which are divisions of Raytheon, Inc. The Company also has oral agreements with VeitGMBH and Highsteam Systems, Inc. to purchase specialized finishing equipment and with Seitz Chemicals GMBH to purchase special cleaning products. The Company is not dependent upon any one single supplier and believes that, if any relationship with any such supplier terminates, the Company will be able to purchase such materials elsewhere at the same prices.


Marketing and Public Relations

      The Company is currently in the process of expanding its franchise sales program. In January 1996, a new position of Vice President of Franchise Sales and Marketing was created to facilitate the Company's expansion plans. See "Management". A new franchise sales representative was hired in February 1997 to augment the Company's anticipated franchise sales growth. The Company currently markets in local media and at franchise sales shows, and has developed a site on the Internet which also markets the Ecomat/UPS Direct Clean service.


      The franchise agreement provides that each franchisee must contribute a monthly advertising and promotion fee of 3% of its net sales to a fund administered by the Company to be used for advertising, sales promotion and public relations. The Company is responsible for using the proceeds of the advertising fund to develop and implement advertising and promotional plans, materials and activities on behalf of the Ecomat facilities in the franchise program. See "Targeted Marketing."

Competition

      As  of December 31, 1996 management was only aware of  four
(4) 100% wet cleaning stores in the United States that are not Ecomat facilities, two (2) of which were sponsored by the E.P.A. The first is called The Greener Cleaner in Chicago, Illinois (which is no longer sponsored by the E.PA.). The second is called Cleaner by Nature which opened in Los Angeles in 1996. It serves as a demonstration site to disseminate information about wet-cleaning and to counter the negative publicity that the dry-cleaning industry's trade associations are attempting to give its members on alternatives to perc-cleaning. The third wet-cleaner, The Cleaner Image, a small cleaners in Ridgefield, Connecticut which opened in 1995 was purchased by the Company in February 1997. See "Recent Developments" above. The fourth, called
Envirotech, is a small cleaners in Larchmont, NY. While the Company welcomes the assistance the U.S. government is giving to alternative methods of dry-cleaning, the Company feels that the Ecomat system by the nature of its being a for-profit business not dependent on government funding will be the driving force in changing the face of the dry cleaning industry. In addition, the other wet cleaners have as their sole profit center, wet-cleaning, while an Ecomat facility has a multitude of profit centers such as wash and fold, self-service, etc.

       Management  believes  that  at  this  time  there  is   no
competition for an environmentally friendly cleaners and laundromat franchise. There are, however, traditional dry cleaning/laundromat franchises such as Dryclean USA, Eagle Cleaners, One Hour Martinizing and Duds n' Suds.

      Despite  these  attempts at franchising, the  dry  cleaning industry remains very fragmented. Of over 35,000 dry cleaners currently in the U.S.A., 95% are individually owned and operated; 98% consist of less than 4 stores. Franchising efforts have been mediocre. One Hour Martinizing, the largest dry cleaning franchisor in the U.S., has declined from 5,000 units in 1975 to 856 units in 1995. Management believes that this decline is largely due to three factors: poor franchisor support, an industry shake-out in the 1970's that resulted from the popularity of synthetic fibers, and the bankruptcies of franchisees. DryClean USA, reached 212 franchises by 1990. Unlike One Hour Martinizing, which has no company stores, DryClean USA owned and operated 350 company stores itself in 1995.

       In general, a trend toward geographic-area dominance displayed in service industries such as banking, drug stores and supermarkets has not yet occurred in the dry cleaning industry. Therefore, the goal of geographic dominance by the Ecomat franchise has been addressed via the "cluster program."


      The Company believes that the Ecomat concept provides a competitive advantage over traditional perc-cleaner franchises in that many of the approved equipment vendors for the Company offer favorable financing to Ecomat franchisees due to the Company's arrangement as a national franchise dealer of such equipment. An additional benefit to an Ecomat franchise is that loans that would not normally be made to a traditional dry-cleaner because of the use of perc may be made to an Ecomat franchisee. Fannie Mae, Freddie Mac and the Small Business Administration all have stringent disclosure requirements to businesses requesting loans that may have negative environmental effects on the real estate in which the business is housed. Such negative environmental issues do not arise with an Ecomat franchise.

Governmental Regulation

     Government agencies responsible for protecting public health at the local, state, and federal levels have all clearly recognized that perc pollution from dry cleaners represents an important environmental health problem. Each level of government has the jurisdiction to address the problem.

      On the Federal level, in 1993, the U.S. EPA issued a regulation covering the dry cleaning industry. However, the regulation exempts all but the largest dry cleaners from requirements to make equipment improvements that would reduce perc emissions. The majority of cleaners--small operations--were required to take only minor steps such as repairing leaks quickly and keeping better records. By 1993, hearings about perc emissions in residential buildings were held and the EPA promised to address the issue in future regulation but has not yet done so. Instead, the EPA funded studies in Chicago to test a variety of methods to provide an alternative to perc. See "Competition."

     On the State level in New York, two agencies, the Department of Health ('NYSDOH') and the Department of Environmental Conservation ('NYSDEC') have the authority to address the perc problem. The 1991 study by NYSDOH which measured perc levels in apartments above dry-cleaners was the first major study to document this hazard. However, the NYSDOH has deferred to the NYSDEC which in turn has focused on developing new regulations for the dry cleaning industry that is being watched nationwide. In July 1996 the NYSDEC released (for comment to the public) revisions to the "perc" dry cleaning regulations (6 NYCR Part
232). On March 19, 1997, these regulations were ratified. Such regulations require, among other things, perc dry cleaners, at their own expense, to install a spill-containment system capable of containing 125% of the largest perc tank on the premises, upgrade outdated machinery, post notice warnings of the dangers of "perc" that is prepared and supplied by the Department of Environmental Protection which must be posted in a conspicuous location to inform building tenants and/or customers of the potential health effects associated with exposure to "perc" construct vapor barriers that, at a minimum, enclose the dry cleaning equipment, adhere to record keeping requirements, pay for semi-annual inspections and attend training sessions.

      On the local level, two agencies of the New York City government, the Health Department (NYCDOH) and the Department of Environmental Protection (NYCDEP) also have some authority to deal with the perc issue. All New York City dry-cleaners must have a permit to operate from the NYCDEP, which enforces the NYC Air Pollution Control Code. NYCDEP can also cite a cleaner for violating the NYC Air Pollution Code if it creates an odor problem. During 1993, NYCDOH inspected 133 dry-cleaners in response to citizen complaints and shut down 63 of them. A bill that will phase out "perc" dry cleaning from all residential buildings in New York City was introduced in the New York City Council in May 1996. A similar bill has been introduced in March 1997 in the New York State Legislature. If such regulation is passed, all dry-cleaners in New York City with "perc" machines in residential apartment buildings will be required to remove such equipment over a two (2) year period.


      Currently, groups such as the Consumers Union and Unite (formerly the Amalgamated Textile Workers Union) are lobbying to change the building code in New York City to prohibit perc-based dry cleaning equipment in residential buildings. Other states such as California and Massachusetts have legislation before their State Assemblies demanding the total banning of the use of perc by dry cleaners. Management believes that the next few years will be very significant in the future of the dry cleaning industry. Management also believes that all interested parties will be watching the activities of the Company very carefully as the potential to change the industry is great and appears to be imminent.

      Since the Company's operations do not include the use of perc, management believes that its facilities are subject to no special governmental regulations whatsoever. Normal building code procedures for filing building plans and obtaining plumbing and electrical permits, compliance with fire and safety rules and water usage are the extent to which Ecomat facilities must comply, all within the bounds of appropriate zoning rules and regulations. This fact alone gives the Company a distinct advantage over traditional perc cleaners.

Research and Development

     The Company has developed a proprietary computerized control system for monitoring the operation of all washers, dryers and extractors in an Ecomat facility. The system consists of up to 99 microprocessor-based unit controllers, a PC-based central site controller and software which runs them. Unit controllers are installed in each washer and dryer, and connected (in chain) to each other and to the site controller (central computer) with ordinary phone wire. These controllers collect all the information about operation of their machines, such as number of cycles run, amount of money collected, possible error conditions (clogged valves or drains, tampering etc.) and send this information to the central computer, where it is presented on the screen and recorded on the disk. The computer screen will show present status of each machine (on/off, running, available, error), indicated by color-coded entries in the "STATUS" window, display recent events, which a user can scroll up and down in the "EVENT LOG" window, and provide an area for the operator input in the "INPUT" window. The information entered in this window is transmitted to the appropriate unit controller and recorded in its memory. Using this function, operators can set various cycle options if they are allowed by the machine used (water temperature, cycle length etc.), set the number of quarters required to run each particular machine or a group of machines, etc. Operators also can start any machine from their keyboard, which allows for 'coinless' operation of a self-service laundromat; instead of changing the bills and using quarters for every wash, customers just pay the attendant, and the attendant starts the appropriate machines from his keyboard. Configuration with an automatic card reader, which accepts proprietary or major credit or debit card as a payment for self-service operations is also possible. The system provides full information on all starts made by the attendants, so the owner can verify it against the amount of wash-and-fold business conducted during that given period of time, to insure efficient operation.

      Franchises are and will be equipped with a custom-designed point of sale ("POS") and accounting system. The system is interconnected into a network IBM-compatible personal computers and is expandable to accommodate as many POS terminals (registers) and accounting computers as a store may need. The POS system has all information required to complete the sale (items, prices, payment types, discounts etc.) pre-programmed, so the clerks only need a minimal training to successfully operate the register. It is flexible enough to handle cash, credit card, pre-paid, paid on pickup and Net 30-type payments, split sales, promotional items, pre-set price matrixes and other advanced operations, and includes many laundromat/cleaner-specific functions, such as automatically generated driver's log, tagging of the garments etc.

      The system produces all vital reports necessary to evaluate the performance of the business, reconcile the cash registers and insure efficient use of the labor force. Customer information is also accumulated and can be used for mailings, promotions and other purposes. The program has outstanding security features, including multi-level password protection and audit trails. All information from POS operations is automatically transferred for further processing into the accounting part of the system. The accounting part is a complete double entry, accrual-based modular system capable of automating all financial operations within a store. Included are general ledger, accounts receivable, accounts payable, purchasing, inventory control and payroll modules, as well as system maintenance files and utilities. The information posted to the ledgers from POS operations, as well as entered in all other modules is processed to produce a wide variety of reports, which are pre-programmed to assure that owners receive all the information necessary to successfully run their business. An owner can also easily design custom reports to suit his/her specific needs.

      The entire computer network is easily accessible via modem from any remote location, such as a central office of a multi-store business, for monitoring of the operations and downloading any required information. The network is also protected by a tape back-up system, to prevent loss of important data in case of an accident or a hardware failure.

      The Ecomat system began by using multi-process wet cleaning methods which were studied by the Environmental Protection Agency ("E.P.A.") and described in the E.P.A. report "Multi-process Wet-Cleaning--Cost and Comparison of Conventional Dry-Cleaning and An Alternative Process; U.S. Environmental Protection Agency EPA 744-R-93-004, September 1993." Such study concluded that the wet cleaning process was proven to be superior to the traditional dry cleaning method in the 4 of 6 areas used to compare the two methods (customer satisfaction, cleanliness, appearance and odor). It rated equal to traditional dry-cleaning in the other 2 areas (shrinkage and cost). The Company has also developed its own techniques of treating particular fabrics that can be problematic to both "dry" and "wet" cleaners alike. "Wet cleaning" as opposed to "dry cleaning" is a method for deep cleaning fabrics using water, steam, plant-based cleaning agents rather than toxic solvents, and natural bleaching agents such as hydrogen peroxide rather than chlorine-based bleaches. The special techniques that the Company has developed include: the tumbling of garments to loosen soil, the choice of a water-based cleaning method (which can include steaming, steam closet, mechanical wet cleaning, sink-washing, machine-washing), specialized drying with humidity control and finishing of garments with robotic steam finishing equipment. Instead of using a perc machine, Ecomat utilizes a wet cleaning system that consists of a specialized washer and a heat and humidity-sensitive dryer both of 35 or 50 pound capacity. With the introduction of special non-toxic cleaning products, the Ecomat cleaner washes garments in water. All of the above techniques have been developed by Ecomat. The Company has developed computer programs and manual methods of such techniques for training of its employees and franchisees.

      In January, 1997, the Company received a matching-funds grant from New York State Energy Research and Development Agency ("NYSERDA") in the amount of approximately $118,000 for the continued research and development of the Company's unique water recycling system.

      The Company expended $40,000 in 1995 in connection with the purchase of water recycling components. The Company expects to spend funds of approximately $118,000 for the further development of the Ecomat water recycling system. The Company expects to spend an additional $172,000 for research relating to cogeneration, passive heat exchange, solar energy for heating hot water, all of which contribute to energy savings and reductions and smart card technology and as described below:

          o A typical cogeneration system consists of an internal combustion engine that drives an electric power generator which serves as a power source for all or a part of the equipment in a facility. Regular natural gas service is used as a fuel source for the engine. Use of these units can result in significant savings on electric bills in many localities, particularly because this setup eliminates high "demand rates" assessed by many utilities for peak usage of power. Besides being a cost-effective alternative to conventional power, cogenerators also benefit the environment, since clean natural gas is used as a source of energy. In addition to providing electric power for the equipment, it can be used as a source of hot water for space heating in cold areas, or can run air conditioners in the hot ones.

           o Passive  heat exchange is a method of  heating  the substance
            (such as water  or the air) by bringing it into contact  with similar substances that have higher initial temperature.  In the Company's application, this method could be used to preheat water needed for laundromat and cleaning process by circulating it through the exchanger where the heat from the used (hot) water would be transferred to clean (cold) water. This clean water would then be directed to the second stage, where additional heating by conventional methods would be done in order for the
             water to reach required temperature.   This strategy allows
             significant energy savings because it lowers the amount of energy needed to be produced by conventional water heaters.

           o Solar thermal systems are currently being investigated to supplement heat and hot water needs through installation of collectors to absorb the sun's radiant energy which is converted to heat water. Solar energy use is another alternative for lowering the energy consumption in producing hot water for cleaning processes. It is similar in principle to heat exchange, except the energy of the sun is used instead of, or in addition to, recouping the energy of used water. The Company is currently investigating the feasability of "sun-pipes" to increase natural day light throughout the facility.

           o Smart Cards is a new generation of 'stored value' cards, which are similar in its usage to the debit cards. In 'stored value' application, consumers can buy a card that has a certain amount of money pre-recorded on the card and use it as cash at the locations that accept this card. This setup eliminates time and expenses of on-line verification needed for processing of debit card transactions, and does not require the consumer to establish a relationship with the banking institution in order to obtain the card. When the value of the card is used up, the card can be recharged by recording additional amounts at any 'add value' machine. The enhancement provided by smart card technology is in the fact that the amount of money stored in the card is recorded on the microchip embedded in the card, as opposed to it being
             recorded on a magnetic  stripe.  This  technology   provides
             dramatically higher security and reliability compared to the magnetic card. Ecomat is planning to outfit all of its laundromats with smart card readers, and will use this card to enhance its pickup and delivery operations and prepaid account program.
             The first installation is expected in May 1997 at a franchisee location.

      In November of 1995, the Company became a participant in Climate Wise, a program administered jointly by the E.P.A., Department of Energy and Business for Social Responsibility. The Company has undergone an environmental audit and has agreed to participate in reducing all polluting emissions and utilizing the highest energy-saving systems in its operations. Keith Emerson, Vice President of Franchise Sales and Marketing of the Company, has been appointed to the steering committee of Climate Wise.


Intellectual Property

      Other than set forth below, the Company currently does not have any patent, trademark or copyright applications pending. However, the Company may file patent, trademarks and copyright applications relating to certain of the Company's processes and products. Except as may be required by the filing of patent, trademark and copyright applications, the Company will attempt to keep all other proprietary information secret and to take such actions as may be necessary to insure the results of its development activities are not disclosed and are protected under the common law concerning trade secrets. Such steps will include the execution of nondisclosure agreements by key Company personnel and may also include the imposition of restrictive agreements on purchasers of the Company's products and services, including franchisees.

      The Company applied for registration of its Ecoclean servicemark (U.S. Trademark Application No. 74/515,635) and Ecomat service mark (U.S. Trademark Application No. 74,515,480) and has received notices of allowance from the U.S. Patent and Trademark Office. An extension of the filing for the statement of use for the first of such service marks has been filed. A statement of use for the second of such service marks has been filed and accepted. In addition, the Company has been granted trademark registration of its Ecomat and Design service mark (U.S. Trademark Registration No. 2,014,906) and registration of The Cleaner Choice service mark (U.S. Trademark Registration No. 2,009,581). In connection with the Company's purchase of substantially all of the assets of Clean Living, Inc. (See "Recent Developments" above), the Company was assigned the rights to The Cleaner Image service mark, including the corresponding U.S. Trademark Application No. 74/702,0241, which has received a notice of allowance; a statement of use for such service mark was filed in February 1997. No assurance can be given that the Company will be granted such trademark protection. The Company has also applied for its Ecomat trademark with the Office for Harmonization in the Internal Market (European Community Trademark office) (Application No. 164,772).

Employees

    As of December 31, 1996, the Company employed 29 persons of whom 22 were store employees, and 7 were corporate personnel. Many store employees work part-time and most are paid on an hourly basis. None of the Company's employees are covered by a collective bargaining agreement.

Item 2.  PROPERTIES.

    The Company (through Ecofranchising, its subsidiary) leases approximately 10,000 square feet at 147 Palmer Avenue, Mamaroneck, NY 10543-3632 which consists of 5,000 square feet for its flagship store and prototype of all Ecomat full-service franchises and 5,000 square feet for its executive offices. The lease term commenced on March 15, 1995 and expires on March 14, 2005. The annual rental increases each year from $112,500 in the first year to $146,787 in the last year of the term. The Company has the option to extend the term for one 5 year period. Total rental expense for the years ended December 31, 1995 and 1996 was $128,000 and $134,000, respectively.

      The Company (through 8th St., its subsidiary) leases approximately 2,500 square feet at 140 West 72nd Street, New York, NY which houses a full-service Ecomat cleaners and laundromat. The lease term commenced on May 28, 1993 and expires on May 31, 2003. The annual rental increases from $21,000 in the first year to $62,700 in the third year and thereafter is increased by 4.5% each subsequent year. Total rental expense for the years ended December 31, 1995 and 1996 were $63,930 and $81,718, respectively.

      The Company (through Ecoclean Systems International, Ltd., its subsidiary) leases approximately 1,000 square feet at 1491 Weaver Street, Scarsdale, NY which houses an Ecomat satellite facility. Such lease is on a month-to-month basis. The monthly rent is $1,000. The Company is in the process of relocating this facility to another location in Scarsdale, NY.

    In  connection  with  the  acquisition  of  The  Cleaner
Image, the Company (through a subsidiary) now leases 800 square feet located at 457 Main Street, Ridgefield, CT. The facilities are used as a satellite store. The lease term expires June 30, 2000. The annual rent is currently $25,000 and may increase to $29,172.15 in the final year of such lease.

Item 3.  LEGAL PROCEEDINGS

    The Company is not a party to any litigation or governmental proceedings that management believes would result in judgements or fines that would have a material adverse effect on the Company.

Item  4.   SUBMISSION  OF  MATTERS TO  A  VOTE  OF  SECURITY
HOLDERS.

      There have been no matters which have been submitted to a vote of the Company's securityholders.

                          PART II

Item  5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

    The Company's Common Stock commenced trading on the Nasdaq SmallCap Market on December 10, 1996. The Common
Stock  is regularly quoted and traded on the Nasdaq SmallCap
Market under the symbol ECMT.

    The following table sets forth the range of high and low bid quotations for the Company's Common Stock for the period December 10, 1996 through December 31,1996 and the first quarter (January 1 - March 31) of 1997 as reported by the Nasdaq SmallCap Market. The quotes represent inter-dealer prices without adjustment or mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. The trading volume of the Company's Common Stock fluctuates and may be limited during certain periods. As a result, the liquidity of an investment in the Common Stock may be adversely affected.

     1996 Calendar Year
                                              High      Low
     December 10 - December 31,1996          6 5/8         5

     1997 Calendar Year

     January 1 - March 31                    5 7/8         5


    On March 31, 1997 the closing price of the Common Stock as reported on the Nasdaq SmallCap Market was $5 7/8. As of March 31, 1997 there were 3,603,000 shares of Common Stock outstanding, held of record by approximately 22 record holders.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

    Ecomat, Inc., is a Delaware corporation ("Ecomat" or the "Company") that has been formed to develop the Ecomat concept nationally and internationally which, management believes, provided the first environmentally sound solution to current dry cleaning methods in the United States and is currently the only franchiser of this concept. Ecomat currently has four Company-owned facilities in New York City, Mamaroneck, NY, Scarsdale, NY and Ridgefield, CT.

    There are currently signed franchise agreements for seven cluster franchises, two in New Jersey, and one each in Long Island, NY, Brooklyn, NY, Austin, TX , Westchester County, NY and Boulder, Co. In addition, there is one Ecomat self-service laundromat and drop-off facility franchise in Manhattan, NY. As of March 31, 1997 there were 2 Westchester route franchise clusters in operation (two (2) drop sites) and one other facility in Huntington, Long Island. No other facilities under the cluster agreements are yet in operation. In addition, the Company has three signed master franchise agreements for various parts of Europe, Indonesia and Malaysia/Brunei.

Results of Operations

Fiscal Year Ended December 31, 1996 compared to the Year Ended
December 31, 1995

    Revenues. The Company had revenues for the year ended December 31, 1996 consisting of income from the Company-owned stores totaling approximately $411,000 and approximately $196,000 for the year ended December 31, 1995. Revenues generated to date have not been sufficient to cover facilities costs of producing such revenues. The amount of revenues required to cover fixed facilities costs continues to vary by location. The amount is dependent on market factors such as rental, payroll, utilities and similar operating costs. For the Company's current facilities, management believes that the amount of revenues required to cover the fixed facilities costs at the Mamaroneck store and 8th Street store are approximately $300,000 for each location. Management anticipates operations for Mamaroneck to reach break-even by December 31, 1997 or sooner. The 8th Street store experienced a loss in the fourth quarter. Management is in the process of making personnel changes and expects the store to return to break-even during 1997. The Company intends to acquire a larger full-service facility in Manhattan in 1997 and to convert the 72nd St. facility to a satellite location.

    The increase in cleaning and laundry revenue of approximately $215,000 or 110% principally was due to increased volume associated with the revenue generated from the Mamaroneck store, which opened in October 1995. The revenue generated in 1996 from the Mamaroneck store totaled approximately $162,000 compared to $20,000 in 1995. The revenue from the 8th Street store increased from approximately $175,000 in 1995 to $248,000 in 1996.

    At December 31, 1996 the Company has recorded approximately $373,000 of deferred franchise revenue relating to franchises sold by the Company through December 31, 1996. The deferred franchise fees, net of the $92,000 franchise fees receivable, have been collected. Two franchise sites have opened and $4,085 has been recognized as income. This includes franchise development fees of $3,750 and the balance consists of royalties.

    Facilities Operating Costs. The costs of cleaning/laundry facilities increased from $337,000 in 1995 to $579,000 in 1996 or 172%. This increase is primarily due to new costs from operating the Mamaroneck facility including supplies, rent, utilities and payroll costs amounting to $322,000.

    Advertising  and Promotion-Franchise Sales.  Advertising  and
promotion expenses decreased from $101,000 to $57,000 or 44% from 1995 to 1996. This was due to the fact that the 1995 expenditures for CD-ROM production, which is used for trade shows, did not recur in 1996. Those expenses amounted to approximately $50,000 in 1995. The Company expects to significantly increase its advertising efforts in 1997.

    General and Administrative Expenses. The Company's general and administrative expenses increased from $757,000 to $805,000 or 6% from December 31, 1995 to December 31, 1996. This increase is primarily due to the increase in compensation expense from $261,000 to $332,000 or 27% from 1995 to 1996. Compensation expense increased principally due to the following reasons: (i) increases under certain employment agreements and (ii) the hiring of the Vice President of Franchise Sales. It is expected that in 1997 compensation will increase as additional management and franchise personnel are hired. Rent expense (other than rent relating to cleaning/laundry facilities described above) decreased from approximately $107,000 to $77,000 from 1995 to 1996. This decrease can be attributed to the allocation of a significant portion of rent towards the Mamaroneck store facility throughout 1996. This allocation was lower in 1995, when the utilization of space for cleaning purposes was lower. The Company accounts for rent expense on a straight line basis over the respective terms of the Company's leases. The excess of the rent expense over the required lease payment is reflected as deferred rent payable on the Company's balance sheet at December 31, 1996 and 1995.

    Interest Expense. Interest expense increased from approximately $30,000 to $96,000 principally due to two notes payable in 1996 and generally higher average outstanding note payable balances throughout 1996 as compared to 1995. One of the notes, amounting to $290,000, was paid in full in December 1996. In January 1997 the Company paid $1,000,000 of principal for the note payable to the majority shareholder. Management expects that interest expense shall decrease in 1997 as a result of these reductions in the amount of outstanding debt.

    Net Loss. The net loss of the Company was $1,253,000 ($0.51 per share) for the year ended December 31, 1996 and $1,119,000 ($0.47 per share) for the year ended December 31, 1995. The Company expects to incur continuing losses until it is able to generate adequate revenue from franchise sales and/or substantial revenues from the Company-owned stores.

Results of Operations

Fiscal  Year Ended December 31, 1995 compared to the  year  Ended
December 31, 1994

  Revenues. The Company had revenues for the year ended December 31, 1995 consisting of income from the Company-owned stores totaling approximately $196,000 and approximately $147,000 for the year ended December 31, 1994. Revenues generated to date have not been sufficient to cover facilities costs of producing such revenues. The amount of revenues required to cover fixed facilities costs varies by location. The amount is dependent on market factors such as rental, payroll, utilities and similar operating costs. For the Company's current facilities, management believes that the amount of revenues required to cover the fixed facilities costs at the Mamaroneck store and 8th Street store are approximately $175,000 and $250,000, respectively. Management anticipates operations for Mamaroneck to reach break-even by December 31, 1996 and that 8th Street is currently breaking even. However, there can be no assurance that these expectations can be met or that current conditions will not deteriorate.

  The increase of approximately $49,000 or 33% principally was due to increased volume associated with the ongoing business of the Company-owned facilities and to a lesser extent revenue generated from the Mamaroneck store opened in October 1995. The revenue generated in 1995 from the Mamaroneck store totaled approximately $20,000. At December 31, 1995 the Company has recorded approximately $76,000 of deferred franchise revenue relating to two cluster franchises sold by the Company in 1995. However, the stores have not yet opened and accordingly no revenue has been recognized.

  Facilities Operating Costs. Cost of cleaning/laundry facilities increased from $206,000 in 1994 to $337,000 in 1995 or 64%. This increase is primarily due to new costs from operating the Mamaroneck facility including supplies, rent, utilities and payroll costs amounting to $85,000. In addition, laundry costs for the 8th Street facility increased by $68,000 which was principally due to increased payroll costs of $63,000. Payroll costs for this store increased due to an increase in the number of personnel and the fact that the manager of 8th Street devoted his full time to 8th Street beginning in 1995, whereas the manager previously had other responsibilities (in the area of franchise sales) prior to 1995.

  Advertising and Promotion-Franchise Sales. Advertising and promotion expenses increased from $52,000 to $101,000 or 94% from 1994 to 1995 due to the Company embarking on a franchise sales campaign in 1995. In order to further the sales process, the Company developed, at a cost of approximately $50,000, a CD-ROM which is used for trade shows, one-on-one presentations and for marketing analysis in each franchise store.

  General and Administrative Expenses. The Company's general and administrative expenses increased from $575,000 to $858,000 or 49% from December 31, 1994 to December 31, 1995. Rent expense (other than rent relating to cleaning/laundry facilities described above) increased from approximately $11,000 to $107,000 from 1994 to 1995. This increase can be attributed to the Company's corporate relocation to Mamaroneck, NY. The Company accounts for rent expense on a straight line basis over the respective terms of the Company's leases. The excess of the rent expense over the required lease payment is reflected as deferred rent payable on the Company's balance sheet at December 31, 1995 and 1994. Compensation expense increased from $162,000 to $261,000 or 61% from 1994 to 1995 principally due to the following reasons: (i) addition of new franchise sales personnel amounting to approximately $30,000 and (ii) new staff assisting in the development of the Company's proprietary software, hardware and water recycling system amounting to $69,000. Compensation expense is expected to increase by approximately $143,000 due to increases under employment agreements and the hiring of the Company's Vice President of Franchise Sales and Marketing. See "Management." Loss on the disposition of assets decreased from approximately $140,000 to $3,000 due to the closing of a Company-owned store during 1994. As a result of the store closing, the Company abandoned certain cleaning equipment and leasehold improvements relating to the renovation of the property. The leasehold improvements included plumbing, electrical, utility upgrades and improvements which had a net book value of $89,000. The cleaning equipment that was abandoned at the property had a net book value of approximately $51,000. During 1995, the Company purchased approximately $579,000 of fixed assets which principally consisted of additions of cleaning/laundry equipment and leasehold improvements at the Company's Mamaroneck, NY store. New equipment consisting of washing machines, cleaning and pressing equipment and other related equipment amounted to approximately $216,000. Leasehold improvements consisting of construction costs including plumbing, electrical and utility upgrades amounted to approximately $290,000. Furniture and fixtures and new computer equipment amounted to approximately $55,000 and $18,000 respectively.

  Interest    Expense.    Interest   expense    increased    from
approximately  $6,000  to  $30,000  principally  due  to  a   new
promissory note payable in 1995.

  Net Loss. The net loss of the Company was $1,119,000 ($0.47 per share) for the year ended December 31, 1995 and $839,000 ($0.35 per share) for the year ended December 31, 1994. The Company expects to incur continuing losses until it is able to generate revenue from franchise sales and/or substantial revenues from the Company-owned stores.

Liquidity and Capital Resources

 During the years ended December 31, 1996 and 1995 the Company used approximately $791,000 and $743,000 of cash in operations. The Company has intended, upon the achievement of the public offering, to use the proceeds to establish one (1) cluster development which consists of one (1) main facility ($330,767) and three (3) satellite sites ($150,333) for a total expenditure of $481,000 with the balance of the proceeds to be used to open a combination of twenty-two (22) drop sites, satellites and route franchises. A drop site can be as low as $11,250, a route franchise $23,300 and a satellite $50,111. The following combination is contemplated:
          Two (2) satellites                    $100,222
          Four (4) route franchises               93,200
          Sixteen (16) drop sites                180,000
               Total                            $373,422

 The balance may be allocated to either approximately two (2) additional satellite units, four (4) additional route franchises, or ten (10) additional drop sites after completion of the initial twenty-two (22) units. The above allocated prices for the initial twenty-two (22) satellite facilities, route franchises, and drop sites assume the minimum costs for such facilities. The reason for this assumption is that the Company, at its sole discretion, has control over the size of the facilities and the amount of equipment installed as well as the fact that the Company does not incur franchise fees for its own stores nor does the Company incur fees for its own proprietary hardware and software (all of which are factors which would increase start-up costs for such facilities). For a discussion of the range of start-up costs for the various franchises offered by the Company, see "Business-Start-Up Costs."

 Since December 31, 1996, the Company has advanced approximately $30,000 towards the establishment of a franchise location to be leased by a franchisee. The total costs to develop this location are expected to amount to $85,000.

 To date, the Company has financed its operations primarily through its founders who, contributing approximately $1,610,000 in equity and $1,215,000 in a note payable, have represented a stable and reliable source of funds for the Company through its early development stage. The note is payable to a foreign corporation wholly owned by a stockholder/director of the Company. The Company paid $1,000,000 of the note in January 1997. The balance of the note bears interest at 7% and is payable December 1998 (unless earlier accelerated due to an event of default). Since the Offering was completed prior to December 31, 1996, the holder shall have the right to convert, at maturity, the balance of the indebtedness owned to it into shares of Common Stock at a purchase price equal to the book value of the Company's Common Stock on the date of the most recent fiscal quarter ended prior to conversion. (see Note E to the Financial Statements). The proceeds from the note payable were principally used to fund the Company's purchases of fixed assets during the years 1995 and 1996 and the remaining amounts were used for operating expenses. The Company also borrowed $290,000 evidenced by notes payable to Jan Wernick (the wife of Judah Wernick, the manager of the Underwriter's New York office). This loan was repaid in December 1996.


 The Company believes that the proceeds of the offering will be sufficient to meet anticipated working capital needs of the Company for at least the next 12 months.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  See financial statements following Item 13 of this Annual
Report on Form 10-KSB.

Item 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.


                            PART III

Item 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
EXCHANGE ACT OF THE REGISTRANT

       The names and ages of the directors and executive officers of the Company are set forth below:


Name                            Age       Position(s) with the Company

Diane Weiser.................  43       President, Chief Executive Officer,
                                        Secretary, Treasurer and Director
Astrid Hindemith............   51       Director
R. Keith Emerson.............  54       Vice President of Franchise Sales and
                                        Marketing
Yuri Lumelskiy...............  30       Director of Management Information
                                        Systems
Troy Morano..................  28       Director of Operations
Paul Lupo....................  34       Controller


Background of Executive Officers and Directors

Diane Weiser has served as President, Chief Executive Officer, Treasurer and Director of the Company since December 1995 and Secretary since August 1996. From May 1993 to present, she acted in the same capacities for Diaber Laundromat, Inc., a New York corporation ("Diaber") and predecessor to the Company. Ms. Weiser also serves as the President of each of the Company's subsidiaries. Since January 1990, Ms. Weiser has conducted extensive research into the feasibility of operating environmentally friendly commercial laundromat and garment cleaning facilities. Ms. Weiser has conducted research in laundry and cleaning products and equipment, building materials, recycling possibilities and over-all facility design. From January 1991 to May 1993, Ms. Weiser was the co-owner and manager of a laundromat located in New York, New York, in which she implemented and tested many of these principles. From 1982 to June 1988, Ms. Weiser owned and operated two commercial real estate brokerage firms in New York, New York. From June 1988 to January 1993, Ms. Weiser was the owner and operator of Columbus Avenue Management Corporation, a commercial and residential real estate management company, in New York City. Ms. Weiser holds a Masters of Business Administration degree from Columbia University.


Astrid Hindemith was elected Director of the Company in December 1995 and served as a Director of Diaber since 1993. Ms. Hindemith is a licensed attorney in Zurich, Switzerland and has been self-employed as a consultant since 1990. From 1992 to present she has been President and sole shareholder of Palatin, AG, a Swiss corporation involved in investing. She received her law degree from the University of Zurich in 1990.

R. Keith Emerson joined the Company in January 1996 as the Vice President of Franchise Sales and Marketing in order to expand the Company's franchising program as well as supervise consumer marketing and public relations. Since 1979 Mr. Emerson has worked for various companies developing and implementing franchise development programs including those for Bishop Graphics, Inc. (from December 1982 to December 1985), PIP Printing, Inc. (from December 1985 to January 1991), Baskin-Robbins (from January 1991 to June 1992), Futurekids (from June 1992 to August 1993), J.D. Byrider (from August 1993 to May 1994) and Linda's Flame Roasted Chicken (from May 1994 to January 1996). Mr. Emerson received a Business Administration degree in economics from Claremont Men's College in 1965.

Yuri Lumelskiy has served the Company and Diaber as the Director of Management Information Systems since April 1995. Mr. Lumelskiy is an experienced electrical and computer engineer with two Master's Degrees (Polytechnic University and University of Kiev both in Electrical Engineering) in these areas. His primary focus is in development and implementation of computerized control systems and database and accounting software. This allows Ecomat to offer its franchisees custom computer equipment that is best suited to their needs. Prior to his current position with Ecomat, Mr. Lumelskiy spent four years (from July 1991 to April 1995) as a Chief Engineer with Enabling Devices, Inc., a developer and manufacturer of specialized equipment for the handicapped.

Troy  Morano  joined  the Company in March 1997  as  Director  of
Operations.   Since  March  1991 Mr. Morano  worked  for  Blimpie
International. In 1993 he was promoted to Director of Operations and Development for New Jersey.

Paul Lupo joined the Company in March 1997 as Controller in charge of implementing both accounting and financial controls which will allow Ecomat to further increase its growth and
profitability.   Since  1984,  Mr. Lupo  has  worked  for  public
accounting firms including those of Rosa & Capano (from June 1984-September 1986), and Marshall Grainger & Company (from September 1986-November 1987). In 1987 Mr. Lupo moved into the private sector which included companies such as Asea Brown Boveri, Inc. (from November 1987-September 1989), G.A. Fleet Associates (from
September   1989-September  1992)  and  Integen   Company   (from
September 1992-March 1997). Mr. Lupo is a Certified Public Accountant who received a Bachelors in Business Administration from Iona College in 1984, and a Masters Degree in Finance in 1991 from Long Island University.

     There are no family relationships between the officers and directors of the Company.



Compliance with Section 16(a) of the Securities Exchange  Act  of
1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely upon its review of the copies of such reports furnished to the Company during the year ended December 31, 1996, all Section 16(a) filing requirements applicable to its officers and directors and greater than ten percent beneficial owners were satisfied.



Item 10. EXECUTIVE COMPENSATION

Compensation of Directors and Executive Officers

Summary Compensation Table

     The following table sets forth the aggregate compensation paid by the Company for the years ended December 31, 1995 and 1996 to its chief executive officer. No employee received annual compensation exceeding $100,000 in the aggregate. Each director of the Company is entitled to receive reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors of the Company but are not compensated for services provided in their capacities as directors.

                                             Long Term Compensation


                   Annual Compensation           Awards                                      Payouts
                                                                            Securities
Name of                                                         Restricted  Underlying   LTIP     All Other
Individual and                                   Other Annual   Stock       Options/     Payouts  Compensation
Principal Postion    Year     Salary    Bonus    Compensation   Awards      SARS
Diane
Weiser........       1995     $50,000   -----     $4,800(1)      -----        -----       -----     -----

Chief Executive
Officer, President
and Treasurer
                     1996     $55,000   -----     $4,800(1)      -----        -----       -----     -----

(1) Represents payment for health insurance on behalf of such individual.


Employment Agreements

            The Company has entered into 3-year employment agreement commencing October 1, 1996 and ending September 30, 1999, with Diane Weiser. Under her employment agreement, Ms. Weiser will receive an annual base salary of $75,000 for each year of her employment subject to annual review by the Board of Directors. In addition, she has the right to receive under her employment agreement (i) up to 20,000 shares of Common Stock if the after-tax earnings of the Company and its subsidiaries are at least $1,500,000 in fiscal years 1996 and 1997, and (ii) up to an aggregate of 40,000 shares of Common Stock if the after-tax earnings of the Company and its subsidiaries are at least $2,000,000 for fiscal years ended December 31, 1996-1998 (only 20,000 shares if she was issued 20,000 shares after fiscal 1997). The employment agreement also entitles her to the use of an automobile and to employee benefit plans, such as group life, health, hospitalization and life insurance. Under the employment agreement, employment terminates upon death or total disability of the employee and may be terminated by the Company for cause (such as misconduct, disregard of instructions of the Board, commission of certain crimes or acts or a material breach of employment agreement.) The Company intends to maintain a $1 million life insurance policy on the life of Ms. Weiser.

      The Company has entered into a 3-year employment agreement commencing January 15, 1996 and ending January 14, 2000, with Keith Emerson. Under his employment agreement, Mr. Emerson will receive an annual base salary of $93,000. In addition, he has the right to receive (i) up to 20,000 shares of Common Stock if the after-tax earnings of the Company and its subsidiaries are at least $1,500,000 in fiscal years 1996 and 1997, and (ii) up to an aggregate of 40,000 shares of Common Stock if the after-tax earnings of the Company and its subsidiaries are at least $2,000,000 for fiscal years 1996-1998 (only 20,000 shares if he was issued 20,000 shares after fiscal 1997). The employment agreement also entitles him to the use of an automobile and to employee benefit plans, such as group life, health, hospitalization and life insurance. Under the employment agreement, employment terminates upon death or total disability of the employee and may be terminated by the Company for cause (such as misconduct, disregard of instructions of the Board, commission of certain crimes or acts or a material breach of employment agreement).

       The Company entered into 2-year employment agreement commencing April 1, 1995 which expired on March 31, 1997, with Yuri Lumelskiy. Under his employment agreement, Mr. Lumelskiy received an annual base salary of $62,400. The employment agreement also entitled him to employee benefit plans, such as group life, health, hospitalization and life insurance. Under such employment agreement, employment terminates upon death or total disability of the employee and may be terminated by the Company for cause (such as misconduct, disregard of instructions of the Board, commission of certain crimes or acts or a material breach of employment agreement). The Company is in the process of negotiating a new employment agreement with Mr. Lumelskiy.




Stock Option Plans

      Incentive Option and Stock Appreciation Rights Plan--In January 1996, the Directors of the Company adopted and the stockholders of the Company approved the adoption of the Company's 1996 Incentive Stock Option and Stock Appreciation Rights Plan ("Incentive Option Plan"). The purpose of the Incentive Option Plan is to enable the Company to encourage key employees and Directors to contribute to the success of the Company by granting such employees and Directors incentive stock options ("ISOs"), as well as non-qualified options and stock appreciation rights ("SARs").

      The Incentive Option Plan will be administered by the Board of Directors or a committee appointed by the Board of Directors (the "Committee") which will determine, in its discretion, among other things, the recipients of grants, whether a grant will consist of ISOs, non-qualified options or SARs (in tandem with an option or freestanding) or a combination thereof, and the number of shares to be subject to such options and SARs.

      The Incentive Option Plan provides for the granting of ISOs to purchase Common Stock at an exercise price to be determined by the Board of Directors or the Committee not less than the fair market value of the Common Stock on the date the option is granted. Non-qualified options and freestanding SARs may be granted with any price. SARs granted in tandem with an option have the same exercise price as the related option.

     The total number of shares with respect to which options and SARs may be granted under the Incentive Option Plan is 2,000,000. ISOs may not be granted to an individual to the extent that in the calendar year in which such ISOs first become exercisable the shares subject to such ISOs have a fair market value on the date of grant in excess of $100,000. No option or SAR may be granted under the Incentive Option Plan after January 2006 and no option or SAR may be outstanding for more than ten years after its grant. Additionally, no option or SAR can be granted for more than five (5) years to a shareholder owning 10% or more of the Company's outstanding Common Stock and such options must have an exercise price of not less than 110% of the fair market value on the date of grant.

     Upon the exercise of an option, the holder must make payment of the full exercise price. Such payment may be made in cash or in shares of Common Stock, or in a combination of both. The Company may lend to the holder of an option funds sufficient to pay the exercise price, subject to certain limitations. SAR's may be settled, in the Board of Directors's discretion, in cash, Common Stock, or in a combination of cash and Common Stock. The exercise of SAR's cancels the corresponding number of shares subject to the related option, if any, and the exercise of an option cancels any associated SAR's. Subject to certain exceptions, options and SAR's may be exercised any time up to three months after termination of the holder's employment.

      The Incentive Option Plan may be terminated or amended at any time by the Board of Directors, except that, without stockholder approval, the Incentive Option Plan may not be amended to increase the number of shares subject to the Incentive Option Plan, change the class of persons eligible to receive options or SARs under the Incentive Option Plan or materially increase the benefits of participants.

     As of December 31, 1996 no options or SARs have been granted under the Incentive Option Plan. No determinations have been made regarding the persons to whom options or SARs will be granted in the future, the number of shares which will be subject to such options or SARs or the exercise prices to be fixed with respect to any option or SAR. The Company has agreed with Patterson Travis, Inc., the underwriter of the Company's initial public offering (the "Underwriter") that it will not grant more than 200,000 options to purchase Common Stock under the Incentive Option Plan during the 24 month period commencing on the Effective Date, without the consent of the Underwriter, provided that such figure shall be reduced by the amount of options granted under the Non-Qualified Option Plan (defined below) during such 24 month period.

      Non-Qualified Option Plan--In January 1996, the Directors and stockholders of the Company adopted the 1996 Non-Qualified Stock Option Plan (the "Non-Qualified Option Plan"). The purpose of the Non-Qualified Option Plan is to enable the Company to encourage key employees, Directors, consultants, distributors, professionals and independent contractors to contribute to the success of the Company by granting such employees, Directors, consultants, distributors, professionals and independent contractors non-qualified options. The Non-Qualified Option Plan will be administered by the Board of Directors or the Committee in the same manner as the Incentive Option Plan.

      The Non-Qualified Option Plan provides for the granting of non-qualified options at such exercise price as may be determined by the Board of Directors, in its discretion. The total number of shares with respect to which options may be granted under the Non-Qualified Option Plan is 2,000,000.

     Upon the exercise of an option, the holder must make payment of the full exercise price. Such payment may be made in cash or in shares of Common Stock (based on the fair market value of the Common Stock on the date prior to exercise), or in a combination of both. The Company may lend to the holder of an option funds sufficient to pay the exercise price, subject to certain limitations. Subject to certain exceptions, options may be exercised any time up to three months after termination of the holder's employment.

      The Non-Qualified Option Plan may be terminated or amended at any time by the Board of Directors, except that, without stockholder approval, the Non-Qualified Option Plan may not be amended to increase the number of shares subject to the Non-Qualified Option Plan, change the class of persons eligible to receive options under the Non-Qualified Plan or materially increase the benefits of participants.

      As of December 31, 1996 no options have been granted under the Non-Qualified Option Plan. No determinations have been made regarding the persons to whom non-qualified options will be granted in the future, the number of shares which will be subject to such options or the exercise prices to be fixed with respect to any option. The Company has agreed with the Underwriter that it will not grant more than 50,000 options to purchase Common Stock under the Non-Qualified Option Plan during the 24 month period commencing on the Effective Date without the consent of the Underwriter.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

     The following table sets forth information, as of March 14, 1997 with respect to the beneficial ownership of the outstanding shares of the Company's Common Stock by (i) any holder of more than five percent (5%) of the outstanding shares; (ii) the Company's officers and directors; and (iii) the directors and officers of the Company as a group. A person is deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days.


                                                        Approximate
                          Amount and nature             Percentage(%)of class
                          Beneficial Ownership (1)


Name and Address
of Beneficial Owner (2)

Diane Weiser(3)                840,000                       23.33%

Palatin, AG(4)               1,560,000                       43.33%

Astrid Hindemith (4)         1,560,000(4)                    43.33%


All officers and directors as
a group (two(2)persons)      2,400,000                       66.66%





(1) Beneficial ownership as reported in the table above has been determined in accordance with Item 403 of Regulation S-B of The Securities Act of 1933 and Rule 13(d) - 3 of The Securities Exchange Act.

(2) The address of each stockholder shown above is c/o Ecomat, Inc., 147 Palmer Avenue, Mamaroneck, NY 10543.

(3) Ms. Weiser is the President, Chief Executive Officer, Secretary, Treasurer and Director of the Company.

(4) Includes 1,560,000 shares of Common Stock held by  Palatin, AG, a  Swiss
    company wholly-owned by Ms. Hindemith, a director   of the Company.






  Item 12.    CERTAIN  RELATIONSHIPS  AND RELATED TRANSACTIONS

           The Company was incorporated on December 14, 1995 pursuant to the laws of the State of Delaware. The Company is the successor to Diaber Laundromat, Inc., a New York corporation ("Diaber") which was incorporated on September 21, 1992. The Company was organized to enable Diaber to merge with and into the Company in order to effectuate a reincorporation in the State of Delaware. Diaber merged with and into the Company on March 29, 1996. In connection with the merger, each share of Diaber common stock (a total of 10) was converted into 240,000 shares of the Company's Common Stock, resulting in the issuance of 2,400,000 shares of Common Stock, which constitutes all of the issued and outstanding Common Stock as of the date of this Prospectus. The issuance of securities in connection with the merger did not require registration under the 1933 Act or exemption therefrom, inasmuch as it did not involve an "offer for sale" as defined in
Section 2(3) of the 1933 Act as provided by Rule 145(a)(2) because the merger was done for the sole purpose of changing the Company's domicile.

          As of January 31, 1997 the Company was indebted in the amount of $322,632 to Palatin AG, a Swiss corporation which is wholly owned by Astrid Hindemith, a director and principal stockholder. The debt is evidenced by a promissory note bearing interest at 7% per annum which is payable on December 9, 1998. Prior to the Company's initial public offering, the Company was indebted to Palatin, AG in the amount of $1,267,677. The Company repaid $1,000,000 of such indebtedness in January 1997 in accordance with the terms of such note. Palatin shall have the right to convert, at maturity, the balance of the indebtedness owed to it into shares of Common Stock at a purchase price equal to the book value of the Company's Common Stock on the date of the most recent fiscal quarter ended prior to conversion.

      As of December 31, 1996 the Company was indebted in the amount of $71,836 to Diane Weiser, a director and principal stockholder. The debt is evidenced by a promissory note bearing interest at 7% per annum which is payable on December 9, 1998. Ms. Weiser shall have the right to convert, at maturity, the balance of the indebtedness owed to her into shares of Common Stock at a purchase price equal to the book value of the Company's Common Stock on the date of the most recent fiscal quarter ended prior to conversion.

           The Company has entered into a master franchise agreement with Palatin, AG (as the master franchisee), a Swiss corporation which is wholly owned by Astrid Hindemith, a director and principal stockholder of the Company, for the development of the Ecomat concept in certain European countries. The master franchisee will have the right to establish, and license to other parties, the Ecomat concept. The agreement provides provisions for training, site selection, and assistance (all of which have been provided) and certain development schedules in certain countries. Each franchise agreement will be for an initial term of ten years with three renewal periods of five years each. The
agreement   provides  for  a  non-refundable   master   franchise
agreement fee of $120,000 (all of which has been paid), ongoing monthly royalty fees in the amount of 1.5% of gross sales from all facilities, 25% of the development fee or franchisee fee charged to each unaffiliated developer or franchisee and certain requirements on advertising. The master franchise agreement was approved by all of the disinterested directors in such transaction. Management believes that the terms of the master franchise agreement are fair and reasonable in all respects.

      The Company intends to indemnify its officers and directors to the full extent permitted by Delaware law. Under Delaware law, a corporation may indemnify its agents for expenses and amounts paid in third party actions and, upon court approval in derivative actions, if the agents acted in good faith and with reasonable care. A majority vote of the Board of Directors, approval of the shareholder or court approval is required to effectuate indemnification.

     Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted to officers, directors or persons controlling the Company, the Company has been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in such Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Company of expenses incurred or paid by an officer, director or controlling person of the Company in the successful defense of any action, suit or proceeding) is asserted by such officer, director or controlling person in connection with the securities being registered, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in such Act and will be governed by the final adjudication of such issue.

       Transactions between the Company and its officers, directors, employees and affiliates will be on terms no less favorable to the Company than can be obtained from unaffiliated parties. Any such transactions will be subject to the approval of a majority of the disinterested members (to such transaction) of the Board of Directors (i.e, members of the Board who are not directly or indirectly parties to such transaction, or, if such transaction involves an entity, who are not officers or directors of, or have any beneficial ownership or financial interests in, such other entity).

     There are currently no transactions contemplated between the Company and its officers, directors, employees and affiliates.


                            PART IV

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements.

     The  following financial statements are included in Part II, Item 7:

Index to Financial Statements                               F- 1

Report of Independent Certified Public Accountants          F- 2

Consolidated Balance Sheet                                  F- 3

Consolidated Statement of Operations                        F- 4

Consolidated Statement of Stockholders' Equity (deficiency) F- 5

Consolidated Statement of Cash Flows                        F- 6

Notes to Consolidated Financial Statements           F- 7 - F- 16

(a) (2) Exhibits


*1.1   -    Form of Underwriting Agreement
 1.2   -    Intentionally Omitted
*1.3   -    Form of Selected Dealer Agreement
*3.1   -    Certificate of Incorporation of the Company
*3.2   -    Form of Certificate of Merger (Delaware)
*3.3   -    Form of Certificate of Merger (New York)
*3.4   -    Form of Agreement and Plan of Merger
*3.5   -    By-Laws of the Company
*4.1   -    Specimen Certificate for shares of Common Stock
 4.2   -    Intentionally Omitted
 4.3   -    Intentionally Omitted
 4.4   -    Intentionally Omitted
*4.5   -    Form of Underwriter's Purchase Option
 4.6   -    Intentionally Omitted
*5     -    Opinion of Bernstein & Wasserman, LLP on legality of securities being registered
*10.1  -    Employment Agreement between the Company and Diane Weiser
 10.2  -    Intentionally Omitted
*10.3  -    Company's Franchise Offering Circular
*10.4  -    1996 Incentive Stock Option and Stock Appreciation Rights Plan
*10.5  -    1996 Non-Qualified Stock Option Plan
*10.6  -    Agreement of Lease for Premises located at 140-146 West 72nd Street,
            New York, New York 10023.
*10.7  -    Agreement of Lease for Premises located at 147 Palmer Avenue,
            Mamaroneck, NY 10543.
*10.8  -    Master Franchise Agreement dated as of January 26, 1996 between
            Ecofranchising, Inc. and Palatin, AG
*10.9  -    Letter of Intent for Master Franchise Agreement between
            Ecofranchising, Inc. and Global Access Corporation
**10.10-    Cluster  Development Agreement and  Attachments  dated December 18,
            1995 between Opticlean, Inc. and Ecofranchising, Inc.
**10.11-    Cluster Development Agreement and Attachments dated February 23,
            1996 between P.E.B. Inc. and Ecofranchising, Inc.
**10.12-    Cluster Development Agreement and Attachments dated March 25, 1996 between Community Wetcleaners, Inc. and Ecofranchising, Inc.
**10.13-    Operating Agreement and Attachments dated June 19, 1996 between
            Vincent Nimson and Ecofranchising, Inc.
**10.14-    Cluster Development Agreement and Attachments dated July 1, 1996 between Peter J. Carissimi and Ecofranchising, Inc.
**10.15-    Cluster  Development Agreement and Attachments dated September 30,
            1996 between John W. Henderson, Jr. and Ecofranchising, Inc.

***10.16-   Asset Purchase Agreement dated February 12, 1997 by and between
            Clean Living, Inc. d/b/a The Cleaner Image and Eco Stu, Inc.
10.17-      Master  License Agreement between Ecofranchising, Inc. and PT
            Pranasakti Dewanta.
10.18-      Master License Agreement between Ecofranchising, Inc. and Elite-Fame
            SDN BHD
*21     -   Subsidiaries of the Company
*23.1   -   Consent of Bernstein & Wasserman, LLP (included in Exhibit No. 5)
*23.2   -   Consent of Grant Thornton, LLP, Independent Certified Public
            Accountants
*23.3   -   Consent of Pustorino, Puglisi & Co., Inc., Independent Certified
            Public Accountants
*99.1   -   Acknowledgment of Pustorino, Puglisi & Co., Inc.



* Incorporated by Reference to the Company's Registration Statement on Form SB-2, No. 333-1524.

** In accordance with Rule 202 of Regulation S-T, these documents were filed in paper format pursuant to a continuing hardship exemption.

*** Incorporated by reference to Exhibit 1 to the Company's Form 8-K filed on February 25, 1997.

(b) Reports on Form 8-K
         The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 1996.




              INDEX TO FINANCIAL STATEMENTS

                                                              Page
Report of independent certified public accountants
   Grant Thornton LLP                                         F-2

Consolidated financial statements
   Consolidated balance sheet                                 F-3
   Consolidated statements of operations                      F-4
   Consolidated statement of stockholders'
   equity/(deficiency)                                        F-5
   Consolidated statements of cash flows                      F-6
   Notes to consolidated financial statements          F-7 - F-16


                  REPORT OF INDEPENDENT CERTIFIED
                        PUBLIC ACCOUNTANTS


Board of Directors
 Ecomat, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of Ecomat, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years ended
December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ecomat, Inc. and Subsidiaries as of December 31, 1996, and the consolidated results of their operations and their consolidated cash flows for each of the two years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.



GRANT THORNTON LLP


New York, New York
February 17, 1997


                     ECOMAT, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEET

                           December 31, 1996


                                ASSETS

Current Assets
    Cash and cash equivalents                             $4,307,955
    Accounts receivable                                       45,126
    Franchise fees receivable                                 26,054
    Prepaid expenses                                          69,186

               Total current assets                        4,448,321

Property and equipment, net                                  644,796
Franchise fees receivable                                     66,196
Other assets                                                  35,505

                                                         $ 5,194,818

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Note payable, current portion                        $ 1,000,000
    Accounts payable and accrued expenses                    280,744
    Prepaid laundry revenue                                   11,934

          Total current liabilities                        1,292,678

Notes payable, net of current portion                        392,597
Deferred rent payable                                        179,830
Deferred franchise revenue                                   373,085

                                                           2,238,190

Commitments and contingency

Stockholders' equity
     Preferred stock, $.0001 par value; authorized, 1,000,000 shares;
       no shares issued and outstanding                          -
     Common stock, $.0001 par value; authorized, 25,000,000
       shares; issued and outstanding, 3,600,000 shares          360
     Additional paid-in capital                            6,441,467
     Accumulated deficit                                  (3,485,199)
                                                           2,956,628

                                                          $5,194,818

The accompanying notes are an integral part of this statement.

                    ECOMAT, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Year Ended December 31,
                                                    1996        1995
Revenues
   Cleaning and laundry services               $  411,413    $  195,709
   Franchise revenue                                4,085
Costs and expenses
   Facilities operating costs
      Compensation                                235,229       179,870
      Advertising and promotion                    45,494        14,627
      Supplies                                     25,024        23,069
      Rent                                        138,554        85,246
      Utilities                                    76,647        29,931
      Other                                        58,414         4,621

                                                  579,362       337,364

Advertising and promotion - franchise
sales                                              56,715       101,128
General and administrative expenses
 Compensation                                     332,129       261,369
 Rent                                              77,498       107,131
 Professional and consulting fees                  58,075       145,680
 Other                                            337,461       242,545

                                                  805,163       756,725
Depreciation and amortization                     126,550        85,766
   Total costs and expenses                     1,567,790     1,280,983

Loss on disposition of assets                                     3,250
   Operating loss                             (1,152,292)    (1,088,524)

Other income (expense)
 Other income                                      9,352          5,185
 Interest expense                                (96,357)       (29,725)
                                                 (87,005)       (24,540)

 Loss before provision for income taxes       (1,239,297)    (1,113,064)

Income taxes                                       13,883         5,698

   Net loss                                   $(1,253,180)  $(1,118,762)

Net loss per share                                  $(.51)        $(.47)

Weighted average shares outstanding             2,449,180      2,400,000

The accompanying notes are an integral part of these statements.


              ECOMAT, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (DEFICIENCY)

         Years ended December 31, 1995 and 1996

                                                                                                Total
                                                            Additional                         deficit in
                                Preferred      Common         paid-in          Accumulated    stockholders'
       Description                stock        stock          capital            deficit       equity


Balance at December 31, 1994        -          $240         $1,289,760        $(1,113,257)    $  176,743

Shareholder contributions           -            -             320,000              -            320,000

Net loss - 1995                     -            -                -            (1,118,762)    (1,118,762)


Balance at December 31, 1995        -          240            1,609,76         (2,232,019)      (622,019)

Issuance of shares in a public
offering, net of related costs      -          120           4,831,707              -          4,831,827

Net loss - 1996                     -            -                -            (1,253,180)    (1,253,180)

Balance at December 31, 1996        -         $360          $6,441,467        $(3,485,199)    $2,956,628


The accompanying notes are an integral part of this statements.


                        ECOMAT, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               Year Ended December 31,
                                                                  1996           1995

Cash flows from operating activities
   Net loss                                                    $(1,253,180) $(1,118,762)
    Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation and amortization                               126,550       85,766
       Loss on disposition of assets                                              3,250
       Deferred rent payable                                        18,760       85,960
    Changes in assets and liabilities
     Accounts receivable and prepaid expenses                     (201,362)      (5,200)
     Other assets                                                   (4,045)     (21,295)
     Accounts payable and accrued expenses                         144,770      114,744
     Accrued interest                                               75,004       29,500
     Deferred revenue                                              302,019       83,000

    Net cash used in operating activities                         (791,484)     (743,037)

Cash flows from investing activities
   Purchase of property and equipment
                                                                   (30,928)      (579,017)
Net cash used in investing activities                              (30,928)      (579,017)

Cash flows from financing activities
   Proceeds from the issuance of shares in a public
   offering, net of related costs                                4,831,827
   Proceeds from shareholder contributions                                        320,000
   Payment of note payable                                        (290,000)
   Proceeds from notes payable                                     578,093      1,000,000
     Net cash provided by financing activities                   5,119,920      1,320,000

     Net (decrease) increase in cash and cash equivalents        4,297,508         (2,054)
Cash and cash equivalents - beginning of year                       10,447         12,501

Cash and cash equivalents - end of year                         $4,307,955        $10,447

Supplemental disclosures of cash flow information:
information:
  Cash paid during the year for
   Interest                                                        $15,000           $225
   Income taxes                                                    $ 3,885         $5,698


The accompanying notes are an integral part of these statements.

                        ECOMAT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996


Note A - Organization and Nature of Business

Ecomat, Inc. (the "Company" or "Ecomat"), a Delaware corporation, was formed on December 14, 1995 to serve as the successor by merger (the "Merger") to Diaber Laundromat, Inc. ("Diaber"). The Merger of the Company and Diaber took place effective March 29, 1996. In connection with the Merger, each share of the Company's common stock
(a total of 10) converted into 240,000 shares of the Company's common stock, resulting in the issuance of 2,400,000 shares of common stock, all of which were issued and outstanding. During December 1996, the Company completed an initial public offering of 1,200,000 shares of common stock at $5.00 per share.

The Merger was accounted for at historical cost in a manner similar to a pooling-of-interests accounting as the entities included in the Merger were under common control. The accompanying financial statements reflect the effects of the Merger described above.

The Company, through its wholly-owned subsidiaries, operates and franchises environmentally sound cleaning and laundromat facilities. The Company and its franchisees are dependent upon various thirdparty manufacturers and suppliers to provide laundromat and wet cleaning equipment, as well as specialized finishing and cleaning products. Ecomat has three subsidiaries:

   1. 8th Street Laundromat, Inc. ("8th Street"), a Company-owned full-service Ecomat cleaners and laundromat located in New York City.

   2. Ecoclean Systems International, Ltd. ("Ecoclean Systems"), a Company-owned full-service cleaners and laundromat located in Mamaroneck, New York.

   3. Ecofranchising, Inc. ("Ecofranchising") is the franchisor of the Ecomat concept. Ecofranchising has signed four cluster franchise agreements in the New York metropolitan area and one cluster franchise agreement in Texas. In addition, Ecofranchising has signed two master franchise agreements: one covers various parts of Europe and a second, signed in 1997, covers the region of India and Indonesia.


Note B - Summary of Significant Accounting Policies

   1. Basis of Combination

     The consolidated financial statements include the Company, Diaber and its three wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

                     ECOMAT, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                           December 31, 1996

Note B (continued)

   2. Revenue Recognition

     Revenue from Company-owned stores is recognized in the period in which related cleaning and laundry services are sold.

     The Company's standard single franchise agreement requires the franchisee to pay an initial nonrefundable fee, as well as a royalty based on a percentage of sales, and is for a ten-year period. Revenue derived from initial franchise fees is recognized when the franchise store opens and when all material services or conditions relating to the sale have been substantially completed. Royalties are recognized in the same period in which related franchise store revenue is generated.

     A cluster franchise agreement provides for a franchise to operate multiple locations from a central facility within a given geographic area.

     A master franchise agreement is used for foreign locations and is designed for a country or group of countries constituting a "territory." The master franchisee sub-franchises Ecomat units or clusters within the territory and/or operates stores owned by the master franchisee.

     Revenues derived from initial franchise fees for cluster franchises and master franchises are recognized on a pro-rata basis (based on the anticipated number of facilities expected to be opened) as facilities, subject to the terms of the agreement, are opened and when all material obligations or conditions relating to the agreement have been substantially satisfied.

     At December 31, 1996, the Company had approximately $373,000 of deferred revenue relating to initial franchise fees (including a master franchise fee) for which the related franchise stores have not yet opened.

   3. Property and Equipment

     Property and equipment are stated at cost. Depreciation is determined on the straight-line method over the estimated useful lives of the assets (ranging from 5 to 10 years). Maintenance and repairs are expensed as incurred.

                     ECOMAT, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                         December 31, 1996

Note B (continued)

   4. Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

   5. Income Taxes

     Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for income tax net operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   6. Net Loss Per Share

     Net loss per share has been computed using the weighted average number of common shares outstanding after giving retroactive effect to the Merger. The supplemental pro forma loss per share is based upon (i) 2,449,180 weighted average shares of common stock outstanding during 1996 and 2,400,000 during 1995 and (ii) the number of shares (216,904 and 80,897) for the years ended December 31, 1996 and 1995 whose proceeds would be necessary to repay certain debt of the Company (Note E). The supplemental pro forma loss per share was $.47 for the year ended December 31, 1996, and $.45 for the year ended December 31, 1995.

  7. Use of Estimates

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.


                    ECOMAT, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                        December 31, 1996


Note B (continued)

   8. Research and Development Costs
     The Company expenses all costs related to research and development as incurred.

   9. New Accounting Standards Adopted
     In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), which provides guidance on when to assess and how to measure impairment of long-lived assets, certain intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. This statement is effective for financial statements for fiscal years beginning after December 15, 1995. The Company's adoption of SFAS No. 121 did not have a material effect on the Company.


Note C - Property and Equipment

    Property and equipment as of December 31, 1996 are summarized as follows:

      Laundry equipment                           $389,160
      Computer equipment                            42,153
      Leasehold improvements                       412,161
      Furniture and fixtures                        54,146
      Automobiles                                    5,250

                                                   902,870

      Less accumulated depreciation and            258,074
      amortization

                                                  $644,796

  Depreciation and amortization expense aggregated approximately $127,000 and $86,000 for the years ended December 31, 1996 and 1995, respectively. During 1995, the Company disposed of old garment presses, resulting in a loss of $3,250.

                     ECOMAT, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          December 31, 1996


Note D - Accounts Payable and Accrued Expenses

 Accounts payable and accrued expenses as of December 31, 1996 are summarized as follows:

     Payroll and payroll taxes                $  19,738
     Professional fees                           20,464
     Rent                                        35,180
     Insurance premiums                          74,127
     Other payables                             131,235
                                               $280,744


Note E - Notes Payable

  Notes payable consist of the following:

     Note payable - majority stockholder (a) $1,215,000
     Note payable - officer/stockholder  (b)     71,836
     Accrued interest                           105,761
                                              1,392,597
     Less current portion                     1,000,000
     Notes payable, net of current portion    $ 392,597

_______________
(a) The note is subject to the following terms:
Amount (including interest) $1,320,000 was outstanding as of December 31, 1996
Interest                     7% per annum
Maturity                    $1,000,000 on the earliest of (i) September 25,
                            2001,(ii) the closing date of the IPO or (iii)
                            an event of default(as  defined)and the balance
                            due on the earlier of September 25, 2001 or two
                            years after the closing of the IPO.   See note L.
Conversion                  The balance remaining after the above $1,000,000
                            payment of the note is convertible into common stock at a price equal to the book value of the Company (as defined) within certain limitations as defined in the note.

(b) The Company has a note payable to an officer/principal stockholder/director in the amount of $71,836 at December 31, 1996. The note bears interest at 7% per annum and matures on the earlier of (i) June 27, 2001 or (ii) two years after the closing of the IPO and is convertible into common stock at a price equal to the book value of the Company (as defined) within certain limitations as defined in the note.

The notes payable are all due in the year 2001, subject to earlier payment as described.
                        ECOMAT, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                            December 31, 1996



Note F - Income Taxes

  At December 31, 1996, the Company had net operating loss carryforwards of approximately $3,200,000 for income tax purposes expiring through 2011.
  The Company's ability to utilize net operating losses may be limited due to changes in ownership resulting from the shares issued in the IPO, additional issuances of the Company's common stock or other changes in ownership, as defined in Internal Revenue Code Section 382 and related regulations. The Company intends to elect to file consolidated Federal tax returns for 1996.

  For financial statement purposes, a valuation allowance equal to the amount of the net deferred tax asset at December 31, 1996 has been recognized, as the realization of such deferred tax assets is uncertain.

  Components of the Company's deferred tax assets (liabilities) are as follows:

     Interest expense                       $     42,000
     Lease obligation                             72,000
     Net operating loss carryforwards          1,280,000

                                               1,394,000
     Valuation allowance                      (1,394,000)
     Net deferred tax asset                 $     -


Note G - Commitments

   1. Lease Commitments

     The Company has entered into various operating leases for its executive office, Company-owned stores and franchisee stores, as well as certain equipment expiring at various times through the year 2006.

                     ECOMAT, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                         December 31, 1996





Note G (continued)

     Aggregate future minimum lease payments required under noncancellable operating leases at December 31, 1996 are as follows:

        1997                                 $   247,000
        1998                                     256,000
        1999                                     264,000
        2000                                     224,000
        2001                                     233,000
        Thereafter                               530,000

        Total future minimum lease payments $ 1,754,000 required

     The leasehold commitments summarized above includes a commitment for an aggregate of approximately $195,000 for a laundry site that will be utilized by a franchisee. Management intends to finalize discussions concerning the consideration to be received for the development and the use of this location.

     Total rent expense for the years ended December 31, 1996 and 1995 amounted to approximately $216,000 and $200,000, respectively. Rent expense is charged on a straight-line basis over the respective terms of the lease. The excess of rent expense over the required lease payments is reflected as deferred rent payable as of December 31, 1996 and 1995.

   2. Employment Agreements

     The Company entered into five-year employment agreements commencing January 1, 1996 and ending December 31, 2000, with the Company's Chief Executive Officer and President and its Chief Operating Officer. Subsequent to June 30, 1996, the agreement with the Chief Operating Officer ("COO") was terminated and the Company agreed to pay the former COO approximately $45,000 (inclusive of certain health benefits) in severance which was expensed during the year ended December 31, 1996.


                     ECOMAT, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                         December 31, 1996



Note G (continued)

     The Company and the CEO have entered into a new agreement effective October 1, 1996. Under this agreement, the CEO will receive an annual base salary of $75,000 (that may be increased from time to time by the Board of Directors). In addition, the CEO has the right to receive for no additional consideration under the employment agreement (i) up to 20,000 shares of common stock if the after-tax earnings of the Company and its subsidiaries are at least $1,500,000 in fiscal years 1996 and 1997, and (ii) up to 40,000 shares of common stock if the aftertax earnings of the Company and its subsidiaries are at least $2,000,000 for fiscal years 1996-1998 (only 20,000 shares if the CEO was issued 20,000 shares after fiscal 1997). Under the employment agreement, employment terminates upon death or a total disability of the employee and may be terminated by the Company for cause.

     The Company has entered into a five-year employment agreement commencing January 15, 1996 and ending January 14, 2000, with its Vice President of Franchise Sales and Marketing. Under this employment agreement, this individual will receive an annual base salary of $93,000. In addition, he has the right to receive (i) up to 20,000 shares of common stock if the after-tax earnings of the Company and its subsidiaries are at least $1,500,000 in fiscal years 1996 and 1997, and (ii) up to 40,000 shares of common stock if the after-tax earnings of the Company and its subsidiaries are at least $2,000,000 for fiscal years 1996-1998
     (only 20,000 shares if he was issued 20,000 shares after fiscal 1997). Under the employment agreement, employment terminates upon death or total disability of the employee and may be terminated by the Company for cause.

     The Company has entered into a two-year employment agreement commencing April 1, 1995 and ending March 31, 1997, with its Director of Management Information Systems. Under this employment agreement, this individual will receive an annual base salary of $62,400. Under this employment agreement, employment terminates upon death or total disability of the employee and may be terminated by the Company for cause.


Note H - Related Party Transactions

      The Company and a director (who also controls a corporation that is the majority shareholder of the Company) entered into a Master Franchise Agreement dated January 27, 1996 that gives the director the right to
      (i) establish and operate cleaning facilities in Europe and (ii) license other unaffiliated

                      ECOMAT, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                         December 31, 1996

Note H (continued)

  parties to establish and operate cleaning facilities in Europe. At December 31, 1996, the Company has recorded the master franchise fee of $120,000 as deferred franchise revenue and will recognize the fee on a pro-rata basis as facilities subject to the agreement are opened.

Note I - Stock Option Plans

  In January 1996, the directors and stockholders of the Company adopted the 1996 Incentive Stock Option and Stock Appreciation Rights Plan ("Incentive Option Plan") and the 1996 Non-Qualified Stock Option (the "Nonqualified Option Plan"), collectively the "Plans." Pursuant to the Incentive Option Plan, key employees and directors are eligible to receive incentive stock options, stock appreciation rights ("SARs") and nonqualified options.
  Pursuant to the Nonqualified Option Plan, key employees, directors, consultants, distributors, professional and independent contractors are eligible to receive nonqualified options. The Plans will be administered by the Board of Directors or an appointed committee which will determine the recipients of such grants. The Incentive Option Plan and the Nonqualified Option Plan each provide for options covering 2,000,000 shares of the Company's common stock to be granted under the Plans. As permitted by the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company has adopted the Accounting Principles Board Opinion No. 25 or intrinsic value method of accounting for employee stock options. Accordingly, the determined fair value of stock options granted will be disclosed rather than recognized in the financial statements. No options have been granted under the Plan.

Note J - Concentration of Credit Risk

 The Company maintains its cash balances in one financial institution in New York. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000.

                      ECOMAT, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                           December 31, 1996



Note K - The Fair Values of Financial Instruments

  The estimated values of the Company's financial instruments are as follows:

                                       Carrying         Fair
                                        amount         value

     Cash and cash equivalents        $4,307,955     $4,307,955
     Notes payable                     1,392,597      See below

  Cash and cash equivalents

  The carrying amounts approximate the fair values because of the short maturity of those instruments.

  Notes payable

   It was not practicable to estimate the fair value of the Company's notes payable because information relating to the value of loans with similar terms and financial models to evaluate credit to similar businesses is not readily available.

Note L - Subsequent Events

  In January 1997, the Company paid $1,000,000 to its majority stockholder as a partial repayment of principal of the note payable (Note E).

  In February 1997, the Company purchased the business of a cleaner in Ridgefield, Connecticut. The Company agreed to issue 3,000 shares (valued at $15,000) to the seller and to pay a maximum cash consideration of $60,000. The terms of the agreement provide that an additional 12,000 shares will be issued contingent upon performance of the acquired unit, as defined. Such contingency consideration will be recorded as additional purchase price if and when the performance goals are achieved.



                              SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ECOMAT, INC.


                                   By:/s/ Diane Weiser
                                         Diane Weiser
                                         President, Chief Executive Officer,
                                         Secretary, Treasurer and Director


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


Signature                  Title                     Date

/s/  Diane Weiser          President, Chief         April 14, 1997
Diane Weiser               Executive Officer,
                           Secretary, Treasurer
                           and Director



/s/     Astrid Hindemith   Director                 April 14, 1997
Astrid Hindemith




                         EXIBIT 10.17













                      ECOFRANCHISING, INC.

                    MASTER LICENSE AGREEMENT

                          (INDONESIA)






















                         ECOFRANCHISING, INC.

                      MASTER LICENSE AGREEMENT

                            (INDONESIA)

                         TABLE OF CONTENTS
                                                                      Page


    RECITALS............................................................1

1.  GRANT...............................................................2

2.  FEES................................................................3

3.  DUTIES OF LICENSOR..................................................5

4.  TERM; DEVELOPMENT OF TERRITORY......................................8

5.  DUTIES OF MASTER LICENSEE...........................................9

6.  MARKS..............................................................15

7.  MANUALS; CONFIDENTIAL INFORMATION..................................19

8.  BOOKS AND RECORDS..................................................22

9.  ADVERTISING AND RELATED FEES.......................................23

10. DEFAULT AND TERMINATION............................................24

11. TRANSFER OF INTEREST...............................................29

12. COVENANTS..........................................................35

13. INDEPENDENT CONTRACTOR; INDEMNIFICATION; THIRD PARTY
    RIGHTS.............................................................39

14. APPROVALS..........................................................42

15. NON-WAIVER AND REMEDIES............................................42

16. NOTICES............................................................43

17. SEVERABILITY AND CONSTRUCTION......................................47

18. ENTIRE AGREEMENT; APPLICABLE LAW; DISPUTE RESOLUTION...............45

19. ACKNOWLEDGEMENTS...................................................46

    EXHIBIT A -- LICENSE AGREEMENT

    EXHIBIT B -- DEVELOPMENT AGREEMENT

    EXHIBIT C -- MONITORING SOFTWARE AND HARDWARE LICENSE

    EXHIBIT D -- ACCOUNTING AND POINT OF SALE SOFTWARE LICENSE
                 AGREEMENT

    EXHIBIT E -- LIST OF OWNERSHIP INTERESTS

    EXHIBIT F -- LIST OF PROPRIETARY MARKS

    EXHIBIT G -- CONFIDENTIALITY AND NON-COMPETITION COVENANTS


                    MASTER LICENSE AGREEMENT

                         (INDONESIA)


      This Master License Agreement (the "Agreement") is made and entered into this 15 day of April, 1997, between Ecofranchising, Inc., a New York corporation ("Licensor"), and
PT Pranasakti Dewanata("Master  Licensee"), a Indonesian corporation.


                           RECITALS:

      As the result of the expenditure of time, skill, effort and money, Licensor has acquired or developed in the United States and owns a unique and distinctive system (hereinafter, "System") for the establishment and operation of environmentally sound laundromat and cleaning facilities for garments and certain other fabrics (as further defined in Licensor's agreements, manuals and other writings, the "System Facilities").

     The System Facilities consist of the following:

     (i) Facilities where customers can drop off their cleaning and laundry; have their laundry and cleaning processed on-site; pick up their cleaning and laundry or have their cleaning and laundry delivered, and wash and dry their laundry themselves using self-service equipment ("Ecomat Laundry and Cleaners").

       (ii)   Facilities  where  customers  can  drop  off  their
cleaning;  have  their cleaning processed on-site;  and  pick  up
their   cleaning  or  have  their  cleaning  delivered   ("Ecomat
Cleaners").

     (iii) Facilities where customers can drop off their cleaning and laundry; have their laundry and cleaning processed off or on-site; and pick up their cleaning and laundry or have their cleaning and laundry delivered ("Satellites").

      (iv) Routes (including commuter train stations, apartment buildings, office buildings, military installations, and/or other central points) where customers can drop off their cleaning and laundry for off-site processing and pick up their cleaning and laundry, or have their cleaning and laundry delivered ("Satellite Routes").

     (v) Facilities where customers can drop off their laundry; have their laundry washed and dried on-site; pick up their laundry or have their laundry delivered; and, wash and dry their laundry themselves using self-service equipment ("Laundry").

      (vi) Facilities at alternative locations, such as office buildings, trailers, and kiosks where customers can drop off and pick up their laundry and cleaning, but no cleaning or laundry processing occurs ("Drop Site").

     An (1) Ecomat Laundry and Cleaner and (2) Ecomat Cleaner are sometimes referred to in this Agreement as a "Primary Facility", which term specifically excludes Satellites, Satellite Routes, Laundries, and Drop Sites. All System Facilities shall be operated under the System and the Marks.

      The distinguishing characteristics of the System, in the United States, include, without limitation, distinctive exterior and interior design, decor, color scheme, and furnishings; special multi-process wet cleaning techniques; standards, specifications, and procedures for operations; quality and uniformity of products and services offered; procedures for inventory, management and financial control; training and assistance; and advertising and promotional programs, all of which may be changed, improved, and further developed by Licensor from time to time.

     Licensor identifies the System in the United States by means of certain trade names, service marks, trademarks, logos, emblems and indicia of origin, including, but not limited to, the marks ["Ecomat",] ["Ecomat and design"] ["Ecocleaning"] and such other trade names, service marks, trademarks, logos, insignia, slogans, emblems, designs, trade dress, and other commercial symbols as are now designated and may hereafter be designated by Licensor in writing for use in connection with the System (hereinafter referred to as "Marks").

      Master Licensee wishes to obtain certain exclusive rights under this Agreement to develop System Facilities by licensing affiliates of the Master Licensee or unaffiliated third parties (collectively "Licensees"), pursuant to a license agreement, under the System and the Marks in the country of Indonesia ("Territory").

      Licensor continues to develop, use and control the use of such Marks in order to identify for the public the source of services and products marketed thereunder and under the System, and to represent the System's high standards of quality, appearance and service.

      NOW, THEREFORE, the parties, in consideration of the mutual undertakings and commitments set forth herein, the receipt and sufficiency of which are hereby acknowledged, agree as follows:
1.   GRANT

      1.1 Grant of Rights. Licensor hereby grants to Master Licensee, and Master Licensee hereby accepts, pursuant to the terms and conditions of this Agreement, the right and obligation to develop thirty-six (36) Primary Facilities under the System in the Territory. Master Licensee shall execute License Agreements and Development Agreements with Licensees, as described in
Section 1.2 hereof. Primary Facilities shall be developed in accordance with the development schedule described in Section 4 hereof.

      1.2 License Agreements and Development Agreements. Each System Facility will be established and operated pursuant to a license agreement between Master Licensee and Licensee ("License Agreement"). Each License Agreement shall consist of an initial term of ten (10) years and three (3) renewal terms of five (5) years each. System Facilities consisting of (a) one (1) Primary Facility and (b) a total of any combination of at least three (3) Drop Sites, Satellites, or Laundries ("Cluster") may be developed in a portion of the Territory pursuant to a cluster development agreement between Master Licensee and a developer ("Development Agreement"). Master Licensee shall enter into a separate License Agreement with each Licensee for a System Facility and, if such System Facility is not a Primary Facility, such addendum for a Satellite, Satellite Route, Laundry, or Drop Site as is
applicable thereto and is attached as an Exhibit to the License Agreement. Such License Agreements and the applicable addenda shall be included in the term "License Agreement" as used in this Agreement. Such License Agreement and Development Agreement shall be based upon the form of license agreement and development agreement used by Licensor in the United States (copies of which Master Licensee acknowledges receipt prior to execution hereof) and shall be prepared by Licensor within sixty (60) days from the date of execution of this Agreement for conformity with this Agreement and in accordance with the laws, customs, and market characteristics of each country in the Territory. When such License Agreement and Development Agreement are conformed for use by Licensor, such agreements shall constitute the License Agreement and Development Agreement for use hereunder and shall be attached as Exhibits A and B hereto, respectively. Licensor will deliver a complete and accurate copy of each executed License Agreement (and exhibits thereto) and executed Development Agreement (and exhibits thereto) to Licensor within thirty (30) days after executing each such agreement.

      1.3 Territorial Protection. Except as provided in this Agreement, neither Licensor nor its affiliates shall establish and operate or authorize any person or entity other than Master Licensee, to establish and operate, a System Facility in the Territory during the term of the Development Schedule (the "Exclusivity Period").

      1.4 No Franchise or License Granted. This Agreement does not grant to Master Licensee any right or license to operate a System Facility. Such rights are only conferred by the Ecomat
License Agreements referenced herein.

      1.5 Affiliate; Affiliated Licensee. For purposes of this Agreement, (1) an "affiliate" is any person or entity controlling, controlled by, or under common control with, another legal entity, and (2) an "Affiliated Licensee" is any Licensee owned and operated by an affiliate of Master Licensee.

2.   FEES

      2.1 Master License Fee. As consideration for the rights granted hereunder, Master Licensee shall pay to Licensor a non-refundable master license fee of One Hundred Thousand U.S. Dollars (U.S. $100,000), payable as follows:

         2.1.1 Ten Thousand U.S. Dollars (U.S. $10,000), of which Licensor acknowledges receipt prior to the date hereof; and

         2.1.2 Ninety Thousand U.S. Dollars (U.S.$90,000) to be paid upon the date of execution of this Agreement, of which Licensor acknowledges receipt.

The master license fee is deemed earned upon the payment thereof, and Master Licensee shall not be entitled to any refund of any portion of the master license fee.

      2.2    Agreement  Fees.   During the  term  hereof,  Master
Licensee shall pay to Licensor:

         2.2.1 Three Thousand U.S.  Dollars  (U.S. $3,000) for each
Development  Agreement  executed   with   an unaffiliated  Licensee
within thirty (30) days  of  execution  of such agreement;

         2.2.2 Three Thousand U.S. Dollars (U.S. $3,000) for each License Agreement for a Primary Facility executed with an unaffiliated Licensee within thirty (30) days of execution of such agreement; and

         2.2.3 Five Hundred U.S. Dollars  (U.S. $500)  for each License
Agreement for each Satellite  Facility, Satellite   Route,  or  Laundry
executed with an unaffiliated Licensee within thirty (30) days of execution of such agreement.

         2.2.4 Four Hundred Fifty U.S. Dollars (U.S. $450) for each License Agreement for each Drop Site executed with an unaffiliated Licensee within thirty (30) days of execution of such agreement.

      2.3 Royalty Fees. Master Licensee shall pay to Licensor an ongoing monthly royalty fee paid quarterly by the twentieth (20th) day of the first month following the end of the quarter for each System Facility operating in the preceding month (or any portion thereof) during the term hereof as follows beginning in the fourth month following opening:

         2.3.1 Four Hundred U.S. Dollars (U.S. $400) for each Primary
         Facility;

         2.3.2 One Hundred Fifty U.S. Dollars (U.S. $150) for each Satellite or Satellite Route; and

         2.3.3 One Hundred U.S. Dollars (U.S. $100) for each Laundry or Drop
         Site


      [Licensor may, from time to time, authorize certain other items to be excluded from Gross Sales. Any such permission may be revoked or withdrawn at any time in writing by Licensor in its discretion.]

      2.4    Currency Conversion.  All payments to Licensor  made
pursuant  to  this  Agreement shall be paid to Licensor  in  U.S.
dollars, or such other currency designated by Licensor from  time to  time, and wire transferred, at Master Licensee's expense,  to such  bank account as Licensor shall designate from time to time.
Computation   of  any  amounts  which  require  conversion   from
Indonesian rupiah to U.S. dollars for payments required hereunder shall be made, at Master Licensee's expense, at the electronic transfer selling rate for U.S. dollars quoted by Lippo Bank in Jakarta, Indonesia(or its successor) with respect to ringgit on the date payment is made. Master Licensee shall bear all costs and expenses associated with such currency conversion and transfers of Master
Licensee's bank and of any correspondence bank, if any, in the United
States.

      2.5 Withholding. Master Licensee shall have the right, for all payments made by Master Licensee to Licensor hereunder, to deduct fifty-percent (50%) of the amount of any withholding taxes on payments Licensor is required to make to the appropriate tax authorities in Malaysia on such payments. Master Licensee shall directly pay to the appropriate taxing authorities, on behalf of Licensor, the full amount which Master Licensee is required to withhold under any laws in Malaysia on payments made by Master Licensee to Licensor. Master Licensee shall transmit to Licensor official receipts for payments of all taxes withheld. If Master Licensee fails to withhold or pay such taxes, it shall indemnify Licensor for the full amount of such taxes and for any loss or liability occasioned by Master Licensee's failure to withhold as required by law, including, but not limited to, any penalties, interest, and expense incurred by Licensor. Master Licensee shall transmit such taxes to the appropriate fiscal authorities. Such taxes shall not affect Master Licensee's obligation to make payments to Licensor as required under this Agreement.

       2.6   Currency  Restrictions.   In  the  event  that  any
governmental authority having jurisdiction in Malaysia imposes restrictions on the transfer of funds or currency to places outside of Malaysia, Licensor, in its sole discretion, shall have the option to require that Master Licensee deposit all payments required under this Agreement to a designated account in Malaysia, and that payment of such accumulated amounts be made to Licensor, pursuant to the terms of Section 2.5 hereof, as soon as possible after any such currency restriction is no longer in effect.

      2.7 Payments to Licensor. Master Licensee shall not be entitled to withhold payments due Licensor under this Agreement on grounds of alleged nonperformance by Licensor hereunder. Any payment not actually received by Licensor on or before the date due shall be deemed overdue. Time is of the essence with respect to all payments to be made by Master Licensee to Licensor. All unpaid obligations under this Agreement shall bear interest from the date due until paid at the rate of twelve percent (12%) per annum, for such periods as the payments are overdue. If any payments are overdue, Master Licensee shall pay Licensor such amounts on demand, plus such interest. Entitlement to interest shall be in addition to any other remedies of Licensor. Notwithstanding anything to the contrary contained herein, no provision of this Agreement shall require the payment or permit the collection of interest in excess of the maximum rate allowed by applicable law. If any excess of interest in such respect is herein provided for, or shall be adjudicated to be so provided in this Agreement, the provisions of this paragraph shall govern and prevail, and Master Licensee shall not be obligated to pay the excess amount of such interest.

3.   DUTIES OF LICENSOR

      3.1   Site Selection Guidelines.  Licensor shall provide to
Master Licensee Licensor's written site selection guidelines used in the United States, which Master Licensee shall adapt for use in each country in the Territory.

      3.2 Site Evaluation. Licensor may provide to Master Licensee such on-site evaluation as Licensor may deem necessary on its own initiative. Licensor shall have the right to require Master Licensee to reimburse Licensor (or its designee) for travel, meals, lodging, and other out-of-pocket expenses incurred by Licensor's employees in making any on-site evaluation.

      3.3   Design  Plans.   Licensor shall  provide  to  Master
Licensee, on loan, a set of prototypical architectural design plans and specifications for each type of System Facility used in the United States. Master Licensee shall independently, and at Master Licensee's expense, have such architectural and design plans and specifications adapted for construction or remodeling of System Facilities in each country in the Territory for use by Licensees.

      3.4 Manuals. Licensor shall furnish to Master Licensee, on loan, one (1) set of Confidential Operations Manuals and such other manuals and written materials as Licensor shall have developed for use in the United States (as the same may be revised and supplemented by Licensor from time to time, the "Manuals"), as more fully described in Section 7 hereof.

      3.5 Computer Software. Licensor shall furnish to Master Licensee certain computer software and hardware to be used by Master Licensee and Licensees in operating under the System. Such computer monitoring software and hardware and accounting and point of sale software shall be licensed to Master Licensee by Licensor as described in the Monitoring Software and Hardware License Agreement and Accounting and Point of Sale Software License Agreement. Such agreements shall be based upon the form of such agreements used by Licensor in the United States (copies of which Master Licensee acknowledges receipt prior to execution hereof) and shall be revised by Licensor within sixty (60) days from the date of execution of this Agreement for conformity with this Agreement and in accordance with the laws, customs, and market characteristics of each country in the Territory. When such agreements are conformed for use by Licensor, Master Licensee shall promptly execute such agreements which shall constitute the Monitoring Software and Hardware License Agreement and Accounting and Point of Sales Software License Agreement for use hereunder and shall be attached as Exhibits C and D hereto. Licensor shall also make available to Master Licensee at a reasonable cost any upgrades, enhancements, or replacements to the software and hardware that are developed from time to time by, or on behalf of, Licensor.

     3.6 Assistance. Licensor shall furnish to Master Licensee in the Territory:

         3.6.1 One (1) of Licensor's employees for a minimum of twenty-one (21) business days, which may not be consecutive, within the first six (6) months after the date first above written, at Master Licensee's sole cost and expense, to provide assistance to Master Licensee in operations, cleaning, marketing, licensee recruitment activities, and such other matters as Licensor, in its sole discretion, deems appropriate; and

         3.6.2 One (1) of Licensor's management personnel for at least a total of five (5) work-days, which may not be consecutive, at Master Licensee's expense, to provide assistance to Master Licensee in operations, cleaning, marketing, licensee recruitment activities, and such other matters as Licensor, in its sole discretion, deems appropriate in each twelve-month period commencing six (6) months after the date first above written, and in each twelve-month period thereafter, upon Master Licensee's request; provided, however, that some or all of the assistance described in this Section 3.6.2 may be furnished by a third-party authorized by Licensor.

Licensor shall pay the salaries for its employees in furnishing the assistance under Sections 3.6.1 and 3.6.2 hereof, and Master Licensee shall promptly reimburse Licensor for all of the out-of-pocket costs and expenses for the travel, food, lodging, and related expenses of Licensor's personnel in furnishing the assistance described in Section 3.6.2 hereof. Any additional in-country assistance furnished by Licensor at Master Licensee's request pursuant to Section 3.6.2 hereof shall be at the then-current rate described in the Manual for additional, subsequent, and replacement initial training, which Master Licensee shall pay to Licensor within thirty (30) days after such assistance is provided.

      3.7  Visits. Licensor shall periodically visit the System
Facilities and provide evaluations of the services rendered and products sold therein from time to time as reasonably determined by Licensor, at Licensor's cost and expense.

     3.8 Advertising and Promotional Materials. Licensor shall furnish to Master Licensee, prior to the opening of the first System Facility, and at Licensor's discretion, certain advertising and promotional materials and information developed for use in the United States. Licensor may from time to time thereafter, at Licensor's discretion, provide to Master Licensee, for use in marketing and conducting local advertising for the System Facilities in the Territory, certain other advertising and promotional materials and information that may be developed by Licensor in the United States at a reasonable cost to Master Licensee, if Master Licensee wishes to purchase such materials and information from Licensor.

      3.9 Advice and Materials. Licensor shall furnish to Master Licensee advice and written materials concerning techniques of managing and operating the System Facilities from time to time developed by Licensor, for use in the United States, including new developments and improvements in laundry and cleaning equipment and products.

      3.10 Laundry and Wetcleaning. Licensor shall furnish to Master Licensee a list of approved suppliers for certain laundry and wetcleaning equipment with which Master Licensee shall require Licensees to comply from time to time as Licensor deems appropriate, as described in Section 5.5.2.7.

      3.11 Training. Licensor shall furnish to Master Licensee an initial training program and other training programs in accordance with the provisions of Section 5.4.

      3.12 System  Changes.   Master Licensee  understands  and
agrees that the System must not remain static if it is to meet presently unforeseen changes in technology, competitive circumstances, and the needs of customers, and to best serve the interest of Licensor, Master Licensee, Licensees, and the System. Accordingly, Master Licensee expressly understands and agrees that Licensor may from time to time change the components of the System, including, but not limited to, altering the programs, services, methods, standards, forms, policies, and procedures of that System; adding to, deleting from, or modifying those programs and services which Licensees' System Facilities are authorized to offer; and, changing, improving, or modifying the Marks. Subject to the other provisions of this Agreement, Master Licensee expressly agrees to abide by any such modifications, changes, additions, deletions, and alterations.

4.   TERM; DEVELOPMENT OF TERRITORY

      4.1 Term. Unless sooner terminated in accordance with this Agreement, the term of this Agreement and all rights granted by Licensor under this Agreement shall expire on the date the last License Agreement executed pursuant hereto expires or is terminated. Each License Agreement shall consist of an initial term of ten years with three renewal terms of five years each.


      4.2 Information; Site Approval. Master Licensee shall provide to Licensor:

        4.2.1 At least thirty (30) days prior to the execution of any Development Agreement or License Agreement, such information concerning a prospective licensee as Licensor may reasonably
request.   Each  prospective Developer and Licensee  shall  be  a
person   of   sufficiently  good  reputation  as  to   character,
integrity, financial capacity, and operational skills as to be reasonably expected to comply fully with its obligations under
the   Development  Agreement  and  License  Agreement, to approve each such Developer and Licensee prior to execution of an agreement with any such parties. If Licensor exercises such right, Master Licensee shall not execute any agreement with such parties without Licensor's prior written approval, which shall not be unreasonably withheld.

        4.2.2 Such information concerning the proposed site for any System Facility as Licensor reasonably requests, prior to authorizing any Licensee or prospective licensee to acquire a site for any System Facility, and shall consult with Licensor in such a manner as Licensor reasonably requests prior to authorizing any Licensee to acquire such site. Licensor reserves the right to approve the site for each System Facility, and, upon written notice to Master Licensee, to inspect any such site and give its prior written approval for the site for each System Facility. If Licensor exercises such right, Master Licensee shall not approve any site until Master Licensee has received Licensor's written approval.

     4.3   Development Obligations

         4.3.1 Acknowledging that time is of the essence, Master Licensee agrees to have open and in operation in the Territory the cumulative total number of Primary Facilities by the dates indicated in the development schedule (the "Development Schedule") below, by the end of each of the designated development periods (the "Development Periods"); provided, however, that the first Primary Facility shall be developed only by an Affiliated Licensee.

Development                       Cumulative Total Number of Primary Facilities
Period               By:          Which Shall Be Open and in Operation
1             April 15, 1998               Two (2)
2             April 15, 1999               Five (5)
3             April 15, 2000               Eight (8)
4             April 15, 2001               Eleven (11)
5             April 15, 2002               Fourteen (14)
6             April 15, 2003               Twenty (20)
7             February 15, 2004            Twenty-Five (25)


         4.3.2 In the event that Master Licensee fails to have open and in operation in the Territory the cumulative total number of Primary Facilities in accordance with the Development Schedule, Licensor shall, at Licensor's option, have the right to terminate the territorial protection described in Section 1.3 of this Agreement; provided, however, that Master Licensee shall, under no circumstances, lose such territorial protection until April 15, 2001; and further provided, that Licensor shall discuss with Master Licensee any reasonable revision of the Development Schedule proposed by Master Licensee, prior to Licensor's exercise of its option to terminate such territorial protection. In the event Licensor terminates such protection, Licensor shall have the right to establish and operate, and to license others to establish and operate, System Facilities under the System and the Marks in any country in the Territory during the term of this Agreement.

5.   DUTIES OF MASTER LICENSEE

      Master Licensee and the Principals, as applicable, make the following representations, warranties and covenants and accept the following obligations:

         5.1 Corporate  Representations and  Warranties.   Master
Licensee represents, warrants and covenants that:

         5.1.1 Master Licensee is a newly formed corporation, and Master Licensee is duly organized and validly existing under the applicable law to its formation;

         5.1.2 Master Licensee is duly qualified and is authorized to do business in each jurisdiction in which its business activities or the nature of the properties owned by it require such qualification;

         5.1.3 Master Licensee's organizational documents shall at all times provide that the activities of Master Licensee are confined exclusively to the development of System Facilities, unless otherwise consented to by Licensor in writing;

         5.1.4   Copies   of  Master  Licensee's   articles   of
incorporation, bylaws, other governing documents, any amendments thereto, resolutions of the Board of Directors authorizing entry into and performance of this Agreement, and any certificates or other documents as may be reasonably required by Licensor have been furnished to Licensor prior to the execution of this Agreement;

         5.1.5 The ownership interests in Master Licensee are accurately and completely described in Exhibit E hereto. Master Licensee shall maintain at all times a current list of all owners of record and all beneficial owners of any class of voting securities in Master Licensee, and shall make its list of owners available to Licensor upon request;

         5.1.6 Master Licensee shall maintain stop-transfer instructions against the transfer on its records of any of its equity securities and each stock certificate representing stock of the corporation shall have conspicuously endorsed upon it a statement in a form satisfactory to Licensor that it is held subject to all restrictions imposed upon assignments by this Agreement; provided, however, that the requirements of this Section shall not apply to the transfer of equity securities of a publicly-held corporation (as defined in Section 12.4); and

         5.1.7 Master Licensee's Principals shall, jointly and severally, guarantee Master Licensee's performance of all of Master Licensee's obligations, covenants and agreements hereunder pursuant to the terms and conditions of the guaranty contained herein, and shall otherwise bind themselves to the terms of this Agreement as stated herein.

      5.2 Best Efforts. Master Licensee's Principals shall devote substantial full time and best efforts to the supervision and conduct of the business contemplated by this Agreement.

      5.3    Compliance with Laws, Rules and Regulations.  Master
Licensee shall comply with all requirements of national and local laws, rules, regulations, and orders in each country in the Territory.

      5.4 Training. Master Licensee agrees that it is necessary to the continued operation of the System that six (6) of Master Licensee's employees and such employees of Affiliated Licensees as Licensor designates receive such training as Licensor may require, and accordingly agrees as follows:

         5.4.1 Not later than ninety (90) days after the date of execution of this Agreement, for Master Licensee's employees, and not later than thirty (30) days prior to the date the System Facility of each Affiliated Licensee is scheduled to open for each of such Affiliated Licensees' employees, Master Licensee's and such Affiliated Licensee's employees as Licensor designates shall attend and complete, to Licensor's satisfaction, Licensor's initial training program in the United States. Training of such persons shall be conducted by Licensor or its designee at a Licensor-operated System Facility or other location designated by Licensor. Licensor shall provide instructors and training materials for such initial training at no additional charge to Master Licensee.

        Licensor shall determine, in its sole discretion, whether such trainees have satisfactorily completed initial training. If the initial training program is not satisfactorily completed, or if Licensor, in its reasonable business judgment based upon the performance of such trainees, determines that the training program cannot be satisfactorily completed by any such person, Master Licensee shall designate a replacement to satisfactorily complete such training.

        Any employees replacing any employee that has received training or any Affiliated Licensee subsequently designated by Master Licensee shall also receive and complete such initial training. Licensor reserves the right to charge a reasonable fee for any initial training provided by Licensor to any such replacement employee. Master Licensee or the Affiliated Licensee, as appropriate, shall be responsible for any and all expenses incurred by Master Licensee or Affiliated Licensee's employees in connection with any initial training program, including, without limitation, costs of travel, lodging, meals and wages.

         Licensor will pay no compensation for any services performed incidental to training by trainees enrolled in Licensor's initial training program or any subsequent training. Licensor reserves the sole and exclusive right to determine the duration of, and what subjects are included in, the curriculum of its training programs, and to train any number of individuals from any number of System Facilities, whether licensed or otherwise affiliated with Licensor, at the same time.

          5.4.2 Master Licensee's Principals and such other personnel of Master Licensee as Licensor shall designate shall attend, at such location in the Territory or otherwise as Licensor reasonably designates, such additional training programs and seminars as Licensor may offer from time to time, if Licensor requires such attendance. For all such programs and seminars,
Licensor will provide the instructors and training materials. However, Licensor reserves the right to impose a reasonable fee for such additional training programs and seminars. Master Licensee shall be responsible for any and all expenses incurred by Master Licensee's Principals and other personnel in connection with such additional training, including, without limitation, costs of travel, lodging, meals, and wages.

          5.4.3 Provided Licensor is satisfied that Master Licensee's employees have successfully completed initial training in the United States as provided under Section 5.4.1, and is further satisfied that Master Licensee is capable of successfully training managers and employees of each Licensee in the
Territory, notwithstanding any terms and conditions in any License Agreement to the contrary, Master Licensee shall furnish training to all Licensees and all of Licensees' employees for all System Facilities in the Territory, as such training is required under the License Agreement. Master Licensee agrees to assume, and does hereby assume, all such obligations of Licensor to furnish initial training under each License Agreement. Master Licensee shall employ a trainer fluent in the English language who shall complete, to Licensor's satisfaction, Licensor's training program, at Master Licensee's sole cost and expense. Master Licensee shall immediately employ a replacement trainer if such trainer ceases to be Master Licensee's trainer. Such trainer shall provide training to Licensee's employees, at such System Facility or other reasonable location as Master Licensee shall designate. Master Licensee shall, at its sole cost and expense, provide, equip, and commence operation of a training program using such trainer which will obtain the same results in training as does Licensor's training school in the United States, as determined by Licensor, for the purpose of providing training as required under each License Agreement. From time to time, Licensor may attend and/or conduct an audit of the Master Licensee's training program. If Licensor, in its sole judgement, determines there are deficiencies in Master Licensee's training program, Master Licensee shall take such action as is required by Licensor to correct such deficiencies, including, without limitation, (a) replacing the Master Licensee's trainer, (b) requiring Master Licensee's trainer to attend additional training in the United States, at Master Licensee's sole cost and expense, or (c) requiring Licensees' employees to attend Licensor's initial training program in the United States.

         5.4.4 Advertising and Promotional Materials and Other Items. Master Licensee shall require all advertising and promotional materials, signs, decorations, paper goods (including all forms and stationery used hereunder), and other items which may be designated by Licensor, to bear the Marks and the description of the services offered by each System Facility in the form, color, location, and manner prescribed by Licensor.

      5.5 Rights  and  Obligations Related  to  Licensees  and
Developers.

         5.5.1 Prospective Licensees and Developers. In dealing with prospective licensees and prospective developers, Master
Licensee shall:

            5.5.1.1   Make  no representations or  warranties  in
conflict  with the terms and conditions of the License  Agreement
or   Development  Agreement,  the  Manuals,  or   other   related
documents; and

            5.5.1.2   Carefully  screen and evaluate  prospective
Licensees and Developers pursuant to the standards prescribed by Licensor.

         5.5.2 Master Licensee's Duties. For each Licensee and Developer, Master Licensee shall, at its sole expense, promptly fulfill all its duties, require each Licensee and Developer to fulfill all their obligations, and enforce all the terms and conditions, under each License Agreement and Development Agreement. In this regard, Master Licensee shall:

             5.5.2.1   Provide  site  selection  counseling   and
assistance, on-site inspections, site evaluations, and site recommendations, in accordance with applicable standards for sites under the System;

             5.5.2.2  Provide training programs;

             5.5.2.3 Provide to each Licensee the plans for the construction of the interior design and layout of the System Facility, advice and consultation to the Licensee with regard to the construction and/or renovation of each System Facility,
conduct   on-site   inspections   during   construction    and/or
renovation, and ensure upon completion of construction and/or renovation that construction and/or renovation has been completed in accordance with the plans and specifications;

             5.5.2.4 Upon completion of construction and/or renovation, inspect each System Facility to confirm that it has been equipped in accordance with the plans and specifications;

             5.5.2.5  Provide the Manuals and all updates  to  the
Manuals:

             5.5.2.6 Provide such opening assistance, and other assistance as designated by Licensor and as required by the License Agreement and Development Agreement;

             5.5.2.7 Require each Licensee to acquire certain laundry and wetcleaning equipment from approved suppliers;

             5.5.2.8 Visit each System Facility in the Territory at least two (2) times each year during the term of the relevant
License   Agreement  and  any  renewals,  in  order  to   provide
continuing assistance as reasonably requested by the Licensee, inspect the premises of such System Facility to determine whether Licensee's continued operation is in conformity with Licensor's procedures, standards, and specifications, and verify compliance by Licensee and Licensee's employees with applicable laws and procedures; and

             5.5.2.9 Monitor (and submit to Licensor, at least once every twelve (12) months) written reports on such forms and at such times as Licensor may request) and, upon Licensor's request, promptly take all steps necessary to remedy any and all matters reasonably requested by Licensor, including:

               5.5.2.9.1   Any apparent deficiencies and problems
concerning the uniformity and quality of service provided by the Licensee;

               5.5.2.9.2    Any  apparent opportunities  for  the
Licensee to improve its performance;

               5.5.2.9.3 Any apparent deviations from Licensor's operating procedures, standards, and specifications or from proper usage of the Marks; and

               5.5.2.9.4    Any apparent violations of applicable
laws.

         5.5.3 Enforcement of Agreements. Master Licensee shall enforce each term and condition of each Development Agreement and of each License Agreement, including timely payments, adherence to the Manuals, correct use of the Marks, successful completion of training, compliance with any development obligations, adherence to site selection and construction criteria, and compliance with operating standards. Moreover, Master Licensee must fulfill each of its duties under each Development Agreement and each License Agreement in a competent and timely manner.

         5.5.4   Services,  Products,  Equipment  and   Programs
Developed By Master Licensee. Master Licensee hereby agrees and affirms that any and all cleaning or laundering services, products, equipment and/or programs, and any inventions, discoveries, technologies, services or products related thereto, irrespective of whether they are or are not patented or patentable, and any sales, marketing, or promotional programs or campaigns concerning same, which are developed by or on behalf of Master Licensee or any Licensee in conjunction with, for use in, arising from, or related to the business licensed hereunder, and which in any way relate directly or indirectly to any Licensee's System Facility or the business licensed hereunder, procedural, technical, or commercial needs, problems, developments, or projects, or to Master Licensee's production, research or experimental developments and projects (collectively, "Master Licensee-developed know-how") are hereby irrevocably and permanently licensed to Licensor for incorporation in the System and subsequent use by Licensor, its affiliates, and, if Licensor determines, for use by other Master Licensees and Licensees, and Master Licensee agrees to make prompt disclosure to Licensor of all such inventions and discoveries.

            5.5.4.1 Further, Licensor shall have the right to apply for, obtain, and own for its sole and exclusive benefit patents for any patentable Master Licensee-developed or Licensee-developed know-how if Master Licensee declines to apply for and obtain such patents. Licensor, its affiliates and its Licensees shall not, as a consequence of Licensor's acquisition of such license or patent rights, be liable to Master Licensee or any Licensee in any fashion whatsoever, be it compensation or otherwise.

            5.5.4.2 If Master Licensee or any Licensee declines to apply for and obtain patents for any patentable Master
Licensee-developed or Licensee-developed know-how, Master Licensee agrees to, and require Licensee to, execute, acknowledge, make, and deliver, to Licensor or its attorney without compensation (but without expense to Master Licensee), any and all instruments, including United States and foreign patent applications, applications for securing, protecting, or registering any property rights embraced within this Agreement, powers of attorney, assignments, oaths, or affirmations, supplemental oaths, and sworn statements, and to do any and all lawful acts which in the judgement of Licensor or its attorney may be necessary or desirable to vest in, or secure for, or maintain for the benefit of Licensor adequate patent and other property rights in the United States and all foreign countries with respect to any and all such Master Licensee-developed or Licensee-developed know-how, whether published or unpublished and whether or not the subject of statutory industrial property or copyright protection.

        5.6 Other Requirements and Obligations. Master Licensee shall comply with all other requirements and perform such other obligations as provided hereunder.

        5.7    Non-Proprietary  Products.   Master  Licensee  shall
comply, and shall require Licensees to comply, with all of Licensor's standards and specifications relating to the purchase of all supplies, materials, fixtures, furnishings, equipment (including computer hardware and software), decor items, signs, delivery vehicles (including alternative fuel vehicles), food and beverage items and other products used or offered for sale at or
from   each  System  Facility.   Master  Licensee  shall  require
Licensees to obtain all cleaning and laundry equipment used at System Facilities solely from suppliers (including manufacturers, distributors and other sources) who continue to demonstrate the
ability   to   meet   Licensor's   then-current   standards   and
specifications  for  such  equipment  used  at  or  from   System
Facilities and routes and who possess adequate quality controls and capacity to supply Master Licensee's needs promptly and reliably; and who have been approved in writing by Licensor prior to any purchases by Master Licensee from any such supplier, and
who  have  not thereafter been disapproved by Licensor.   If  any
Licensee desires to purchase, lease or use any such equipment from an unapproved supplier, Master Licensee shall submit to Licensor a written request for such approval, or shall request the supplier itself to do so. Master Licensee shall not permit any Licensee to purchase or lease from any supplier until and unless such supplier has been approved in writing by Licensor. Licensor shall have the right to require that its representatives be permitted to inspect the supplier's facilities and that samples from the supplier be delivered, either to Licensor or to
an independent laboratory designated by Licensor for testing.   A
charge not to exceed the reasonable cost of the inspection and the actual cost of the test shall be paid by Master Licensee or the supplier. Licensor reserves the right, at its option, to re-inspect from time to time the facilities and products of any such approved supplier and to revoke its approval upon the supplier's failure to continue to meet any of Licensor's then-current criteria. Nothing in the foregoing shall be construed to require Licensor to approve any particular supplier.

6.   MARKS

      6.1 Application for the Marks. Licensor represents with respect to the Marks that Licensor has the right to use, and to license others to use, the Marks; Licensor has applied for, or will apply for, registration in [Malaysia] [Brunei] for the Marks described in Exhibit F hereto; and all other steps reasonably necessary to preserve and protect the ownership and validity of the Marks will be taken. Master Licensee acknowledges that Licensor has applied for, but has not yet received, registration of the Marks described in Exhibit F attached hereto. Master Licensee further acknowledges and agrees that Licensor may be unable to obtain registration of some or all of the Marks for which registration has been made, and that Licensor shall incur no liability to Master Licensee or any Licensee for any failure to obtain such registration. Master Licensee acknowledges that Licensor is the owner of all right, title and interest together with all the goodwill in and to, the Marks, registered and unregistered.

      6.2    Non-Ownership of Marks by Master  Licensee.   Master
Licensee expressly understands and acknowledges that:

         6.2.1 As between Licensor and Master Licensee, Licensor is the owner of all right, title and interest in and to the Marks and the goodwill associated with and symbolized by them.

         6.2.2 Neither Master Licensee nor any Principals shall take any action that would prejudice or interfere with the validity of Licensor's rights with respect to the Marks. Nothing in this Agreement shall give the Master Licensee any right, title, or interest in or to any of the Marks or any of Licensor's service marks, trademarks, trade names, trade dress, logos, copyrights or proprietary materials, except the right to use the Marks and the System in accordance with the terms and conditions of this Agreement.

         6.2.3 Master Licensee understands and agrees that any and all goodwill arising from Master Licensee's and Licensee's
use   of  the  Marks  and  the  System  shall  inure  solely  and
exclusively  to  Licensor's  benefit,  and  upon  expiration   or
termination of this Agreement and the license herein granted, no monetary amount shall be assigned as attributable to any goodwill associated with Master Licensee's use of the Marks.

         6.2.4 Master Licensee shall not contest the validity of Licensor's interest in the Marks or assist others to contest the validity of Licensor's interest in the Marks.

         6.2.5 Master Licensee acknowledges that any unauthorized use of the Marks shall constitute an infringement of Licensor's rights in the Marks and a material event of default hereunder. Master Licensee agrees that it shall provide Licensor with all assignments, affidavits, documents, information and assistance Licensor reasonably requests to fully vest in Licensor all such rights, title and interest in and to the Marks, including all such items as are reasonably requested by Licensor to register, maintain and enforce such rights in the Marks.

         6.2.6 If it becomes advisable at any time, in the discretion of Licensor, to modify or discontinue use of any Mark and/or to adopt or use one (1) or more additional or substituted Marks, then Master Licensee shall comply with any such instruction by Licensor, and shall require each Licensee to comply with such requirement. Master Licensee, and each of the
Licensees, shall promptly make any and all such changes to all signage, stationery, and other items bearing the Marks, at their respective cost and expense; provided such changes are not required by Licensor more than one (1) time in any five-year period. In the event any such changes are required more than one time in any five-year period, the sole obligation of Licensor in such event shall be to reimburse Master Licensee and the Licensees for their documented expenses (such as changing signs, stationery, etc.) of compliance therewith. Master Licensee hereby waives, and Master Licensee shall require each of the Licensees to waive, any other claim arising from or relating to any such Mark change, modification or substitution. Except as provided herein, Licensor shall not be liable to Master Licensee or any Licensee for any expenses, losses or damages sustained by Master Licensee or any Licensee as a result of any such Mark addition, modification, substitution or discontinuation, and Master Licensee hereby covenants not to commence or join in any litigation or other proceeding, and to require Licensees to covenant not to commence or join in any litigation or other proceeding, against Licensor for any such expenses, losses or damages.

         Specifically, and without limitation to the foregoing, Master Licensee expressly affirms and agrees that Licensor may sell its assets, its Marks, or its System outright to a third party; may go public; may engage in a private placement of some or all of its securities; may merge, acquire other corporations, or be acquired by another corporation; may undertake a refinancing, recapitalization, leveraged buyout or other economic or financial restructuring; and, with regard to any or all of the above sales, assignments and dispositions, Master Licensee expressly and specifically waives any claims, demands or damages arising from or related to the loss of said Marks (or any variation thereof) and/or the loss of association with or identification of "Ecofranchising Inc." as Licensor hereunder.

         6.2.7 Master Licensee agrees to assign to Licensor any and all applications for the use of the Marks in any country in the Territory which have been filed prior to the execution of this Agreement.

      6.3    Use  and Display of Marks.  With respect  to  Master
Licensee's licensed use of the Marks pursuant to this Agreement, Master Licensee further agrees that:

          6.3.1 Unless otherwise authorized or required by Licensor, Master Licensee shall operate the business licensed hereunder only under the name "Ecomat" without prefix or suffix. Master Licensee shall not use the Marks as part of its corporate or other legal name.

          6.3.2 During the term of this Agreement, Master Licensee shall identify itself as the master licensee in conjunction with any use of the Marks, including, but not limited to, uses on invoices, order forms, receipts and contracts.

          6.3.3 Master Licensee shall not use the Marks to incur any obligation or indebtedness on behalf of Licensor.

          6.3.4 Master Licensee shall comply with Licensor's instructions in filing and maintaining the requisite trade name or fictitious name registrations, and shall execute any documents deemed necessary by Licensor or its counsel to obtain protection of the Marks or to maintain their continued validity and enforceability, including, without limitation, a registered user agreement.

          6.3.5 Master Licensee shall not register, nor seek to register any trademark or service mark using the words "Ecomat," any Mark, or any trademark or service mark confusingly similar thereto, in the Territory or any other country at any time.

          6.3.6 Master Licensee shall use all Marks in full compliance with rules prescribed from time to time by Licensor in its Manuals or otherwise. Master Licensee is prohibited (except as expressly provided or mandated herein) from using any Mark with any prefix, suffix, or other modifying words, terms, designs or symbols (other than logos licensed by Licensor to Master Licensee). In addition, Master Licensee may not use any Mark in connection with the sale of any unauthorized program, product or service or in any other manner not explicitly authorized in writing by Licensor. Further, Master Licensee shall use the Marks only for the operation of the business licensed hereunder or in advertising for such business. Master Licensee's right to use the Marks is limited to such uses as are authorized hereunder, and any unauthorized use thereof shall constitute an infringement of Licensor's rights and a material and incurable breach of this Agreement which, unless waived by Licensor, shall entitle Licensor to terminate this Agreement unilaterally and immediately upon notice to Master Licensee, with no opportunity to cure, and this Agreement shall thereafter be null, void and of no effect (except for those post-termination and post-expiration provisions which by their nature shall survive).

      6.4 Prosecution of Infringers. Master Licensee shall notify Licensor immediately of any apparent infringement of the Marks, or challenge to Master Licensee's use of any Mark, or of any claim by any person of any rights in any Mark, and Master Licensee and the Principals shall not communicate with any person other than Licensor or any designated affiliate thereof, their counsel and Master Licensee's counsel in connection with any such infringement, challenge or claim. Licensor shall have complete discretion to take such action as it deems appropriate in connection with the foregoing, and the right to control exclusively, or to delegate control to any of its affiliates of, any settlement, litigation or any proceeding arising out of any such alleged infringement, challenge or claim or otherwise relating to any Mark. Master Licensee agrees to execute, and to require each Licensee to execute, any and all instruments and documents, render such assistance, and do such acts or things as may, in the opinion of Licensor, reasonably be necessary or advisable to protect and maintain the interests of Licensor or any affiliate in any litigation or other proceeding or to otherwise protect and maintain the interests of Licensor or any other interested party in the Marks.

      6.5 Defense of Marks By Licensor. In the event that Master Licensee or any Licensee receives notice or is informed or learns of any claim, suit or demand against it on account of any alleged infringement, unfair competition, or similar matter relating to the use of the Marks, Master Licensee shall promptly notify Licensor of any such claim, suit or demand. Thereupon, Licensor shall promptly take such action as it may deem necessary to protect and defend Master Licensee or any Licensee against any such claim by any third party based solely upon any such alleged infringement, unfair competition, or similar matter relating to the use of the Marks, and shall indemnify Master Licensee and any Licensee against any loss, cost or expense incurred in connection therewith. Neither Master Licensee nor any Licensee shall settle or compromise any such claim by a third party without the prior written consent of Licensor. Licensor shall have the right to defend, compromise and settle any such claim at its sole cost and expense, using its own counsel, and Master Licensee agrees to cooperate fully, and to require each Licensee to cooperate fully, with Licensor in connection with the defense of any such claim. Licensor is hereby irrevocably granted authority and is appointed Master Licensee's and each Licensee's attorney in fact to defend and/or settle all of such claims, demands or suits. Master Licensee and each Licensee may participate at his own expense in such defense or settlement, but Licensor's decisions with regard thereto shall be final. Notwithstanding anything herein contained to the contrary, Licensor shall have no obligation to defend or indemnify Master Licensee or any Licensee pursuant to this Agreement or any License Agreement, respectively, if the claim, suit or demand against Master Licensee or any Licensee arises out of or relates to Master Licensee's use of the Marks in violation of the terms of this Agreement or any License Agreement, respectively.

      6.6 Nonexclusive License. The right and license of the Marks granted hereunder to Master Licensee is nonexclusive and Licensor and its affiliates thus have and retain the following rights, among others, subject only to the limitations of
Section 1:

        6.6.1 To grant other licenses for use of the Marks;

        6.6.2 To develop and establish other systems using the Marks or other names or marks and to grant licenses thereto without providing any rights to Master Licensee; and

        6.6.3 To engage, directly or indirectly, through its affiliates, employees, representatives, licensees, assigns, agents and others, at wholesale, retail or otherwise, in the production,  distribution,  license  and  sale  of  products  and services, and to use in connection with such production, distribution and sale, the Marks and any and all trademarks, trade names, service marks, logos, insignia, slogans, emblems, symbols, designs and other identifying characteristics as may be developed or used from time to time by Licensor.

7.   THE MANUALS; CONFIDENTIAL INFORMATION

     7.1   The Manuals.

         7.1.1 To protect the reputation and goodwill of Licensor and to maintain high standards of operation under Licensor's Marks, Master Licensee shall require each Licensee to conduct its System Facility in accordance with the Manuals, other written directives which Licensor may issue to Master Licensee from time to time whether or not such directives are included in the Manuals, and any other manuals and materials created or approved for use in the operation of the business licensed hereunder. Master Licensee acknowledges and agrees that the Manuals, and the rights to use the System hereunder, relate solely to the operation of a single System Facility, and do not contain a description as to operation of Licensor.

         7.1.2 Master Licensee may, at any time, propose to Licensor changes in the Manuals, at its sole cost and expense, to adapt the Manuals to the laws, customs, and market characteristics of the countries of Malaysia and Brunei. Licensor shall use its best efforts to review such proposed adaptations within thirty (30) days of Licensor's submission to Licensor. Any conversion of measurements in the Manual to the metric system shall be made by the Master Licensee at its sole cost and expense. Master Licensee shall not use the adapted Manuals without Licensor's prior written approval. All requirements of this Agreement related to the Manuals shall apply to both the original version of the Manuals provided to Master Licensee and any such adapted Manuals. Licensor shall furnish one (1) copy of adapted Manuals (and approved changes thereto) for the Malaysian and Bruneian versions of the Manuals to each Licensee that has executed a License Agreement for each such country.

         7.1.3 Master Licensee and the Principals shall at all times treat the Manuals, any written directives of Licensor, and any other manuals and materials, and the information contained therein, as confidential and shall maintain such information as secret and confidential in accordance with this Section 7.
Master Licensee and the Principals shall not at any time copy, duplicate, record or otherwise reproduce such materials, in whole or in part, or otherwise make the same available to any unauthorized person.

         7.1.4 All copies of the Manuals, written directives, other manuals and materials and any other confidential communications provided or approved by Licensor shall at all times remain the sole property of Licensor, and all such Manuals and other materials shall be returned to Licensor immediately upon request or upon termination or expiration of this Agreement.

         7.1.5 The Manuals, any written directives, and any other manuals and materials issued by Licensor and any modifications to such materials shall supplement this Agreement.

         7.1.6 Licensor may from time to time revise the contents of the Manuals and the contents of any other manuals and materials created or approved for use in the operation of any System Facility. Master Licensee expressly agrees to require each Licensee to comply with each new or changed standard.

         7.1.7 Master Licensee shall at all times ensure that the Manuals are kept current and up to date. In the event of any dispute as to the contents of the Manuals, the terms of the master copy of the Manuals in the English language maintained by Licensor at Licensor's corporate office shall control.

         7.1.8 The subject matter of the Manuals used in the United States may include (but need not be limited to nor necessarily include all of) the following matters: services, equipment, technologies and procedures relating to the establishment and operation of environmentally friendly laundromat and cleaning facilities, including self-service, drop-off services, and pickup and delivery services; components, requirements, duties, standards, procedures, policies, systems, techniques, guidelines and specifications pertaining to the System and to the operation of a licensed System Facility; services, products and programs embraced by the System and authorized for sale by Licensees; staff composition and organization systems; programs, procedures and guidelines; quality assurance programs; supervision systems; recordkeeping systems and materials; advertising and public relations systems and materials; purchasing procedures; proprietary books, catalogues, literature and other writings and manuals; certain bookkeeping and accounting materials and techniques; management and control systems; personnel qualifications; reports; forms; display of signs and notices; authorized or required equipment, appliances and appurtenances; hours of operation; required uses of Marks; insurance requirements; license requirements; required attire; required manner of offering and selling Ecomat programs, services and products; standards of maintenance and appearance; customer satisfaction; staff training requirements; training specifications; and, additions to, deletions from, modifications to and variations of the programs, services, products and other components constituting the System, including standards and specifications relating thereto.

     7.2   Confidential Information.

         7.2.1 Neither Master Licensee nor any its Principals shall, during the term of this Agreement or thereafter, communicate, divulge or use for the benefit of any other person, persons, partnership, association or corporation and, following the expiration or termination of this Agreement, they shall not use for their own benefit, any confidential information, knowledge or know-how concerning the methods of operation of the business licensed hereunder which may be communicated to them or of which they may be apprised in connection with the operation of any System Facility under the terms of this Agreement. Master Licensee and the Principals shall divulge such confidential information only to such of each of Master Licensee's and each of Licensee's employees as must have access to it in order to operate a System Facility. Any and all information, knowledge, know-how, techniques and any materials used in or related to the System which Licensor provides to Master Licensee in connection with this Agreement shall be deemed confidential for purposes of this Agreement. Neither Master Licensee nor the Principals shall at any time, without Licensor's prior written consent, copy, duplicate, record or otherwise reproduce such materials or information, in whole or in part, nor otherwise make the same available to any unauthorized person. The covenant in this Section shall survive the expiration, termination or transfer of this Agreement or any interest herein and shall be perpetually binding upon Master Licensee and each of the Principals.

        Master Licensee specifically understands and affirms that the following has been deemed to constitute confidential information (without limitation): all products, services, equipment, technologies and procedures relating to the establishment and operation of environmentally friendly laundromat and cleaning facilities, including self-service, drop-off services, and pickup and delivery services; all systems of operation, services, programs, products, procedures, policies, standards, techniques, specifications and criteria which now comprise or in the future may comprise a part of the System; Licensor's Manuals; supplements and/or amendments to the Manuals; records pertaining to customers or billings; methods of advertising and promotion; customers; instructional materials; staff composition and organization systems; quality assurance programs; supervision systems; recommended services; recordkeeping systems and materials; bookkeeping systems and materials; business forms; product and service order forms; general operations materials; revenue reports; standards of interior and exterior design and decor; activity schedules; job descriptions; advertising, promotional and public relations materials, campaigns, guidelines and philosophy; specifications, systems, standards, techniques, philosophies and materials, guidelines, policies and procedures concerning the System; additions to, deletions from, and modifications and variations of the components constituting the System or the systems and methods of operations which are now, or may in the future, be employed by Licensor, including all standards and specifications relating thereto and the means and manner of offering and selling same; and, all other components, specifications, standards, requirements and duties imposed by Licensor or its affiliates.

         7.2.2 At Licensor's request, Master Licensee shall require and obtain execution of covenants similar to those set forth in Section 7.2.1 from any personnel of Master Licensee who have received or will have access to confidential information or training from Licensor. Such covenants shall be substantially in the form set forth in Exhibit G.

8.   BOOKS AND RECORDS

      8.1   Financial Reports.  Master Licensee shall comply, and
require   Licensees  to  comply,  with  the  following  reporting
obligations:

         8.1.1 Master Licensee shall, at Master Licensee's expense, submit to Licensor, in the form prescribed by Licensor, a monthly balance sheet and profit and loss statement (which may be unaudited) for Master Licensee and each Licensee within twenty
(20) days after the end of each month during the term hereof. Each such statement shall be signed by Master Licensee's and each Licensee's treasurer or chief financial officer or comparable officer attesting that it is true, complete and correct;

         8.1.2 Master Licensee shall, at its expense, provide to Licensor an unaudited complete annual financial statement of Master Licensee and each Licensee, including a balance sheet, profit and loss statement, statement of cash flows and statement of financial condition. Master Licensee's annual financial statement shall be prepared by an independent certified public accountant satisfactory to Licensor, in accordance with generally accepted accounting principles in Malaysia, shall be provided to Licensor within ninety (90) days after the end of each fiscal year of Master Licensee and each Licensee during the term hereof, and shall show the results of operations of Master Licensee and each Licensee during such fiscal year; and

         8.1.3 Master Licensee shall also submit to Licensor, for review or auditing, such other forms, reports, records, information and data of Master Licensee and each Licensee as Licensor may reasonably designate, in the form and at the times and places reasonably required by Licensor, upon request and as specified from time to time in writing.

        8.1.4 All of Master Licensee's financial statements shall be in the English language.

      8.2 Audits. Licensor or its designees shall have the right at all reasonable times to review, audit, examine and copy the books and records of Master Licensee as Licensor may require, and Master Licensee shall require each Licensee to permit
Licensor to review, audit, examine, and copy the books and records of each Licensee.

       8.3   Inconsistencies  and  Mistakes.   Master  Licensee
understands and agrees that the receipt or acceptance by Licensor of any of the statements furnished or royalties paid to Licensor (or the cashing of any royalty checks or the drafting of Master Licensee's bank account for royalties due) shall not preclude Licensor from questioning the correctness thereof at any time and, in the event that any inconsistencies or mistakes are discovered in such statements or payments, they shall immediately be rectified by the Master Licensee and the appropriate payment shall be made by the Master Licensee.

 9.  ADVERTISING AND RELATED FEES

       Recognizing that the System is comprised of System Facilities, and further recognizing the importance of all such variations to the System and the value of advertising and the importance of the standardization of advertising programs to the furtherance of the goodwill and public image of the System, the parties agree as follows:

      9.1 Local Advertising. Subject to any allocation of each Licensee's expenditures for local advertising to the Cooperative as described in Section 9.2, Master Licensee shall require each Licensee to spend, during each month throughout the term of each License Agreement, a minimum of three percent (3%) of the Gross Sales (as defined in Section 2.4) of each System Facility on advertising for such System Facility in its assigned area as such term is defined in each License Agreement ("Local Advertising"). Master Licensee shall submit to Licensor an advertising expenditure report accurately reflecting such expenditures by the twentieth (20th) day of each month.

      9.2 Advertising Cooperatives. Master Licensee shall have the right, in its sole discretion, to designate any geographic area as a region for purposes of establishing an advertising cooperative ("Cooperative"). The members of the Cooperative for any such area shall consist of all System Facilities in the area. Each Cooperative shall be organized and governed in a form and manner, and shall commence operation on a date, determined in advance in writing by Licensor and Master Licensee. Each Cooperative shall be organized for the exclusive purposes of administering advertising programs and developing promotional materials for use by the members in Local Advertising. Master Licensee shall administer any such Cooperative as follows:

         9.2.1 Master Licensee shall not require any Licensee to contribute more than two percent (2%) of any Licensee's Gross Sales during each month to the Cooperative unless, subject to Licensor's approval, a majority of the Licensees which are members of the Cooperative agree to the payment of a larger fee. The payment of any such Cooperative fee (up to two percent (2%) of any Licensee's monthly Gross Sales) shall be applied by Master Licensee to any Licensee's Local Advertising requirement set forth in Section 9.1 hereof;

        9.2.2 Master Licensee shall submit to the Cooperative and to Licensor such statements and reports as may be required by Licensor or by the Cooperative. All contributions to the Cooperative shall be maintained and administered in accordance with the documents governing the Cooperative. The Cooperative shall be operated solely as a conduit for the collection and expenditure of the Cooperative fees for the purposes outlined above; and

        9.2.3 All advertising or promotional plans or materials shall be used by the Cooperative or furnished to its members in accordance with the terms of Section 9.3 hereof.

      9.3 Advertising Standards and Approval. All advertising and promotion by Master Licensee in any medium shall be conducted in a dignified manner and shall conform to the standards and requirements of Licensor as set forth in the Manuals or otherwise in writing. If any advertising and promotional plans and materials have not been prepared by Licensor or previously approved by Licensor during the twelve (12) months prior to their proposed use, Master Licensee shall submit such plans and materials to Licensor. Licensor reserves the right to disapprove the future use of any such materials on written notice to Master Licensee. Master Licensee shall promptly discontinue use of any advertising or promotional plans or materials, whether or not previously approved, upon notice from Licensor. Notwithstanding any other provision of this Section 9.3, Master Licensee shall advise Licensor in writing prior to commencing any advertising campaigns or programs in any portion of the Territory; shall provide Licensor such information related thereto as Licensor shall reasonably request; and shall obtain Licensor's prior written approval prior to commencing any such campaign or program.

      9.4 Pricing. Each Licensee shall have the right to sell its products and merchandise and offer services at any prices such Licensee may determine, and shall in no way be bound by any price which may be recommended or suggested by Licensor.

      9.5 Electronic Advertising. Licensor reserves the right to require the Master Licensee to pay Licensor up to Ten Thousand U.S. Dollars (U.S. $10,000) for each twelve-month period within which Master Licensee or any Licensee uses the internet or any other form of electronic advertising in the Territory related to the business licensed hereunder or any System Facility.

10.  DEFAULT AND TERMINATION

      10.1 Automatic Termination Without Notice. Master Licensee shall be deemed to be materially in default under this Agreement and all rights granted herein shall automatically terminate without notice to Master Licensee (1) if Master Licensee becomes insolvent or makes a general assignment for the benefit of creditors or files a voluntary petition under any applicable bankruptcy law or admits in writing its inability to pay its debts when due; or (2) if Master Licensee is adjudicated bankrupt or insolvent in proceedings filed against Master Licensee; or (3) if a bill in equity or other proceeding for the appointment of a receiver of Master Licensee or other custodian for Master Licensee's business or assets is filed and consented to by Master Licensee, or if a receiver or other custodian (permanent or temporary) of Master Licensee's assets or property, or any part thereof, is appointed by any court of competent jurisdiction; or
(4) if proceedings for a composition with creditors under any law are instituted by or against Master Licensee; or (5) if a final judgment against Master Licensee remains unsatisfied or of record for thirty (30) days or longer; or (6) if Master Licensee is dissolved; or (7) if execution is levied against Master Licensee's business or property; or (8) if suit to foreclose any lien or mortgage against the premises or equipment of any business operated hereunder is instituted and not dismissed within thirty (30) days; or (9) if the real or personal property of any business operated hereunder shall be sold after levy by any sheriff, marshal or constable.

      10.2 Immediate Termination Upon Notice Without Opportunity to Cure. Master Licensee shall be deemed to be materially in default and Licensor may, at its option, terminate this Agreement and all rights granted hereunder, without affording Master Licensee any opportunity to cure the default except as provided below, effective immediately upon written notice to Master Licensee, upon the occurrence of any of the following events of default:

         10.2.1 If Master Licensee fails to execute each License Agreement in accordance with Sections 1 and 4;

         10.2.2 If Master Licensee or any of its Principals is convicted of a serious crime, a crime involving moral turpitude or any other crime or offense that Licensor believes is reasonably likely to have an adverse effect on the System, the Marks, the goodwill associated therewith or Licensor's interests therein;

         10.2.3 If a threat or danger to public health or safety results from the construction, maintenance or operation of any System Facility developed under any License Agreement;

         10.2.4 If Master Licensee or any of its Principals breach in any material respect any of the representations, warranties and covenants in Section 5;

         10.2.5 If a transfer or an attempt to transfer any rights or obligations in violation of Section 11 hereof to any third party is made without Licensor's prior written consent or without offering Licensor a right of first refusal with respect to such transfer;

         10.2.6 If Master Licensee or any of the Principals fails to comply with the covenants in Section 12.2 or if Master Licensee fails to obtain the execution of the covenants required under Section 12.8 within thirty (30) days following Licensor's request that Master Licensee obtain the execution of such covenants;

        10.2.7 If an approved transfer upon death or permanent disability is not effected within the time period and in the manner prescribed by Section 11.4;

        10.2.8 If Master Licensee misuses or makes any unauthorized use of the Marks or otherwise materially impairs the goodwill associated therewith or with the System or Licensor's rights therein and does not cure such default within twenty-four
(24) hours following notice from Licensor;

        10.2.9 If Master Licensee or any of its affiliates fails, refuses, or neglects promptly to pay when due any monetary obligation owing to Licensor or any of its affiliates under this Agreement or any other agreement and does not cure such default within thirty (30) days following notice from Licensor;

        10.2.10 If Master Licensee, or any of its Principals, repeatedly commits a material event of default under this Agreement, whether or not such defaults are of the same or different nature and whether or not such defaults have been cured by Master Licensee after notice by Licensor;

        10.2.11  If   Master   Licensee   makes   a   willful
misrepresentation or fails to make a material disclosure required by any governmental authority regarding any matter involving or affecting Master Licensee's obligations under this Agreement;

        10.2.12   If  Master Licensee interferes or attempts  to
interfere  with  Licensor's  contractual  relations  with   other
licensees, clients, employees, advertising agencies or any third parties;

        10.2.13 If Master Licensee interferes or attempts to interfere with Licensor's ability or right to franchise or license others to use and employ Licensor's Marks and System;

        10.2.14 If Master Licensee, in an unauthorized fashion, utilizes or duplicates any aspect of Licensor's System, business, services, programs or products;

        10.2.15 If, contrary to the terms of Section 7 hereof, Master Licensee or any of the Principals discloses or divulges any confidential information provided to Master Licensee or the Principals by Licensor; or

         10.2.16 If Master Licensee knowingly maintains false books or records, or submits any false reports to Licensor.

      10.3 Termination Upon Notice With Opportunity to Cure. Except as provided above in Section 10.2, if Master Licensee fails to comply with any other term or condition imposed by this Agreement, Licensor may terminate this Agreement only by giving written notice of termination stating the nature of such default to Master Licensee at least thirty (30) days prior to the effective date of termination; provided, however, that Master Licensee may avoid termination by immediately initiating a remedy to cure such default and curing it to Licensor's satisfaction within the thirty (30) day period and by promptly providing proof thereof to Licensor. If any such default is not cured within the specified time, this Agreement shall terminate Master Licensee's rights under this Agreement without further notice to Master Licensee effective immediately upon the expiration of the thirty
(30) day period. Defaults which are susceptible of cure hereunder may include, but are not limited to, the following illustrative events:

         10.3.1 If Master Licensee fails to comply with any of the requirements imposed by this Agreement (except for Master Licensee's failure to meet the Development Schedule), as it may from time to time be amended or reasonably be supplemented by Licensor, or fails to carry out the terms of this Agreement in good faith;

        10.3.2 If Master Licensee fails to fulfill promptly all its obligations, fails to promptly to require each Licensee or Developer to fulfill all its obligations, or fails to enforce all the terms and conditions, under each License Agreement and Development Agreement;

         10.3.3 If Master Licensee fails to maintain or observe any of the standards, specifications or procedures prescribed by Licensor in this Agreement or otherwise in writing;

         10.3.4 If Master Licensee fails, refuses, or neglects to obtain Licensor's prior written approval or consent as required by this Agreement;

         10.3.5 If Master Licensee or any of its Principals engages in any business or markets any service or product under a name or mark which, in Licensor's opinion, is confusingly similar to Licensor's Proprietary Marks;

         10.3.6 If Master Licensee fails to pay any obligations to any third parties which may result in liability to Licensor;

         10.3.7 If Master Licensee fails to indemnify Licensor as required by this Agreement;

         10.3.8   If Master Licensee fails, for a period  of  ten
(10) calendar days after notification of non-compliance, to comply with any national or local law or regulation applicable to Master Licensee's obligations under this Agreement or the operation of any System Facilities; or

         10.3.9 If Master Licensee, by act or omission, permits a continued violation in connection with the performance of his obligations hereunder or the operation of any of the System Facilities of any law, ordinance, rule or regulation of a governmental agency in the absence of a good faith dispute over its application or legality and without promptly resorting to an appropriate administrative or judicial forum for relief therefrom.

      10.4 Cross-Default. Licensor shall have the right, at its option, to terminate this Agreement immediately on notice to Master Licensee in the event of a default by Master Licensee under any other agreement between Licensor or any of its affiliates and Master Licensee or any of its affiliates, for which such agreement has been terminated or for which such agreement is subject to termination by its terms.

      10.5 Post-Termination. Upon termination or expiration of this Agreement, all rights granted hereunder to Master Licensee shall forthwith terminate, and:

         10.5.1 Upon the termination or expiration of this Agreement, Master Licensee shall have no right to enter into a License Agreement for any System Facility for which a License Agreement has not been executed by Master Licensee and a
Licensee,  and  been  delivered  to  Licensor  at  the  time   of
termination or expiration.

         10.5.2   Master   Licensee  shall   immediately   and
permanently   cease  to  use,  in  any  manner  whatsoever,   any
confidential methods, computer software, procedures, and techniques associated with the System; the mark "Ecomat"; and all other Marks and distinctive forms, slogans, signs, symbols, and devices associated with the System. In particular, Master Licensee shall cease to use, without limitation, all signs, advertising materials, displays, stationery, forms, and any other articles which display the Marks.

         10.5.3 Master Licensee shall take such action as may be necessary to cancel any assumed name or equivalent registration which contains the mark "Ecomat" or any other service mark or trademark of Licensor, and Master Licensee shall furnish Licensor with evidence satisfactory to Licensor of compliance with this obligation within five (5) days after termination or expiration of this Agreement.

          10.5.4 Master Licensee agrees, in the event it continues to operate or subsequently begins to operate any other business, not to use any reproduction, counterfeit, copy or colorable imitation of the Marks, either in connection with such other business or the promotion thereof, which is likely to cause confusion, mistake, or deception, or which is likely to dilute Licensor's rights in and to the Marks, and further agrees not to utilize any designation of origin or description or representation which falsely suggests or represents an association or connection with Licensor constituting unfair competition.

          10.5.5 Master Licensee and its Principals shall promptly pay all sums owing to Licensor and its affiliates. Such sums shall include all damages, costs and expenses, including reasonable attorneys' fees, incurred by Licensor as a result of any default by Master Licensee, which obligation shall give rise to and remain, until paid in full, a lien in favor of Licensor against any and all of the personal property, furnishings, equipment, signs, fixtures, and inventory owned by Master Licensee.

          10.5.6 Master Licensee shall immediately transfer to Licensor all Master Licensee's rights and obligations in all License Agreements and Development Agreements, and shall execute, and, upon Licensor's request, require any Licensee or Developer to execute, all documents reasonably required by Licensor in connection with such transfer in a form satisfactory to Licensor.

          10.5.7 Master Licensee and its Principals shall pay to Licensor all damages, costs and expenses, including reasonable attorneys' fees, incurred by Licensor in connection with obtaining any remedy available to Licensor for any violation of this Agreement and, subsequent to the termination or expiration of this Agreement, in obtaining injunctive or other relief for the enforcement of any provisions under this Agreement.

         10.5.8   Master Licensee shall immediately  deliver  to
Licensor all Manuals,   records,    files,    instructions,
correspondence, any computer hardware and software licensed by Licensor, all materials related to operating any System Facility, including, without limitation, agreements, invoices, and any and all other materials relating to the operation of such facilities in Master Licensee's possession or control, and all copies thereof (all of which are acknowledged to be Licensor's property), and shall retain no copy or record of any of the foregoing, except Master Licensee's copy of this Agreement and of any correspondence between the parties and any other documents which Master Licensee reasonably needs for compliance with any provision of law.

         10.5.9 Master Licensee and its Principals shall comply with the restrictions on confidential information contained in
Section 7 of this Agreement and shall also comply with the non-competition covenants contained in Section 12. Any other person required to execute similar covenants pursuant to Section 12.8 shall also comply with such covenants.

         10.5.10 Master Licensee shall also immediately furnish Licensor an itemized list of all advertising and sales promotion materials bearing the Marks or any of Licensor's distinctive markings, designs, labels, or other marks thereon. Licensor shall have the right to inspect these materials. Licensor shall have the option, exercisable within thirty (30) days after such inspection, to purchase any or all of the materials at Master Licensee's cost. Materials not purchased by Licensor shall not be utilized by Master Licensee or any other party for any purpose unless authorized in writing by Licensor.

      10.6 Licensor's Rights. If Licensor terminates this Agreement in accordance with this Section 10, Licensor shall be entitled to establish, and to license others to establish, System Facilities in the Territory, except as may be otherwise provided under any License Agreement which is then in effect.

      10.7 No Waiver. Licensor's exercise of any of its rights hereunder shall not, in the event of a default, constitute a waiver by Licensor to exercise its option to terminate this Agreement at any time with respect to a subsequent event of default of a similar or different nature.

      10.8 No Exclusion. No right or remedy herein conferred upon or reserved to Licensor is exclusive of any other right or remedy provided or permitted by law or in equity.
11.  TRANSFER OF INTEREST

      11.1 Transfer by Licensor. Licensor shall have the right to transfer or assign this Agreement and all or any part of its rights or obligations herein to any person or legal entity; provided, however, that Licensor make such transfer or assignment only if Licensor reasonably believes that such person or legal entity is capable of performing the rights and obligations of Licensor transferred or assigned under this Agreement. Specifically, and without limitation of the foregoing, Master Licensee agrees that Licensor may sell its assets, the Marks or the System to a third party; may offer its securities privately or publicly; may merge, acquire other corporations, or be acquired by another corporation; may undertake a refinancing, recapitalization, leveraged buyout or other economic or financial restructuring; and, with regard to any or all of the above sales, assignments and dispositions, Master Licensee expressly and specifically waives any claims, demands or damages against Licensor arising from or related to the transfer of the Marks (or any variation thereof) or the System from Licensor to any other party. Nothing contained in this Agreement shall require Licensor to remain in the business of operating or licensing the operation of System Facilities or other facilities or to offer any services or products, whether or not bearing the Marks, to Master Licensee, if Licensor assigns its rights in this Agreement.

     11.2  Transfer by Master Licensee.

         11.2.1 Master Licensee and its Principals understand and acknowledge that the rights and duties set forth in this Agreement are personal to Master Licensee and that Licensor has granted such rights in reliance on the business skill, financial capacity and personal character of Master Licensee and its Principals. Accordingly, neither Master Licensee nor any Principal, nor any successor or assign of Master Licensee or any Principal, shall sell, assign, transfer, convey, give away, pledge, mortgage or otherwise dispose of or encumber any direct or indirect interest in this Agreement, in Master Licensee, or any interest of Master Licensee in any License Agreement, or permit any transfer under any License Agreement by any Licensee or person with an interest in Licensee, without the prior written consent of Licensor. Any purported assignment or transfer, by operation of law or otherwise, made in violation of this Agreement shall be null and void and shall constitute a material event of default under this Agreement.

         11.2.2 If Master Licensee wishes to transfer any such interest described in Section 11.2.1 requiring Licensor's consent, Master Licensee and the proposed transferee shall apply to Licensor for its consent. Licensor shall not unreasonably withhold its consent to any such transfer. Licensor may, however, in its sole discretion, require any or all of the following as conditions of its approval to any such transfer:

            11.2.2.1 All the accrued monetary obligations of Master Licensee and its affiliates and all other outstanding obligations to Licensor and its affiliates arising under this Agreement or any other agreement shall have been satisfied in a timely manner and Master Licensee shall have satisfied all trade accounts and other debts, of whatever nature or kind, in a timely manner;

            11.2.2.2 Master Licensee and its affiliates shall not be in default of any provision of this Agreement, any amendment hereof or successor hereto, or any other agreement between Master Licensee or any of its affiliates and Licensor or any of its affiliates, and Master Licensee shall have substantially and timely complied with all the terms and conditions of such agreements during the terms thereof;

             11.2.2.3 The transferor and its principals, as applicable, shall have executed a general release, in a form satisfactory to Licensor, of any and all claims, against Licensor, its affiliates, and the respective officers, directors, shareholders, partners, agents, representatives, independent contractors, servants and employees of each of them, in their corporate and individual capacities, including, without limitation, claims arising under this Agreement, and any other agreement between Master Licensee and Licensor or any of its affiliates or under national or local laws, rules, regulations or orders;

             11.2.2.4 The transferee  shall  demonstrate   to
Licensor's  satisfaction  that  transferee  meets  the   criteria
considered by Licensor when reviewing a prospective Master Licensee's application for master license rights, including, but not limited to, Licensor's educational, managerial and business standards, transferee's good moral character, business reputation and credit rating, transferee's aptitude and ability to conduct the business contemplated hereunder (as may be evidenced by prior related business experience or otherwise), transferee's financial resources and capital for operation of the business licensed hereunder;

             11.2.2.5 The transferee shall enter into a written agreement, in a form satisfactory to Licensor, assuming full, unconditional, joint and several, liability for and agreeing to perform from the date of the transfer, all obligations, covenants and agreements contained in this Agreement; and such of transferee's principals as Licensor may designate shall execute such agreement as transferee's Principals and guarantee the performance of all such obligations, covenants and agreements;

             11.2.2.6 The transferee shall execute  the  standard
form master license agreement then being offered to new System master licensees or a revised form of this Agreement, as Licensor deems appropriate, and such other ancillary agreements as Licensor may require, all of which shall be adapted for use under Malaysian law and in accordance with this Agreement and which agreements shall supersede this Agreement and its ancillary documents in all respects and the terms of which agreements may differ from the terms of this Agreement, (except that the
Development Schedule shall remain the same), and such of transferee's principals as Licensor may designate as Principals shall execute such agreements as transferee's Principals and guarantee the performance of all such obligations, covenants and agreements;

            11.2.2.7 The transferor shall remain liable for all of the obligations to Licensor in connection with this Agreement incurred prior to the effective date of the transfer and shall execute any and all instruments reasonably requested by Licensor to evidence such liability;

            11.2.2.8 Master  Licensee shall pay  to  Licensor  a
transfer fee of Five Thousand U.S. Dollars (U.S. $5,000) to reimburse Licensor for its reasonable costs and expenses associated with reviewing the application to transfer, including, without limitation, legal and accounting fees;

            11.2.2.9 The transferee shall make and will be bound by any or all of the representations, warranties and covenants set forth at Section 5 as Licensor requests. Transferee shall provide to Licensor evidence satisfactory to Licensor that the terms of such Section 5 have been satisfied and are true and correct on the date of transfer;

           11.2.2.10 The transferor shall furnish to Licensor a copy of the executed contract of assignment; and

           11.2.2.11 The transferor shall remain liable for all the obligations to Licensor arising out of or related to this Agreement prior to the effective date of the transfer or assignment, and shall execute all instruments reasonably requested by Licensor to evidence such liability.

         11.2.3 Master Licensee acknowledges and agrees that each condition which must be met by the transferee is reasonable and necessary to assure such transferee's full performance of the obligations hereunder.

         11.2.4 Master Licensee agrees to defend at its own cost and to indemnify and hold harmless Licensor, its corporate
parent,    and    the   subsidiaries,   affiliates,    designees,
shareholders, directors, officers, employees and agents of either entity, from and against any and all losses, costs, expenses (including attorneys' and experts' fees), court costs, claims, demands, damages, liabilities, however caused (whether or not such losses, costs, expenses, court costs, claims, demands, damages or liabilities are reduced to prejudgment), resulting directly or indirectly from or pertaining to any statements, representations or warranties that may be given by Master Licensee or any of the Master Licensee's Principals to any proposed assignee of the license.

     11.3  Right of First Refusal.

         11.3.1 If Master Licensee wishes to transfer all or part of its interest in this Agreement or if Master Licensee or a Principals wishes to transfer any ownership interest in Master Licensee, pursuant to any bona fide offer received from a third party to purchase such interest, then such proposed seller shall promptly notify Licensor in writing of each such offer, and shall provide such information and documentation relating to the offer as Licensor may require. Licensor shall have the right and option, exercisable within thirty (30) days after receipt of such written notification, to send written notice to the transferor that Licensor intends to purchase the transferor's interest on the same terms and conditions offered by the third party. In the event that Licensor elects to purchase the transferor's interest, closing on such purchase must occur within sixty (60) days from the date of notice to the transferor of the election to purchase by Licensor, or such other date the parties agree upon in writing. Any material change in the terms of any offer prior to closing shall constitute a new offer subject to the same right of first refusal by Licensor as in the case of an initial offer. Failure of Licensor to exercise the option afforded by this
Section 11.3.1 shall not constitute a waiver of any other provision of this Agreement, including all of the requirements of this Section 11 relating to a proposed transfer.

         11.3.2 In the event an offer from a third party provides for payment of consideration other than cash or involves certain intangible benefits, Licensor may elect to purchase the interest proposed to be sold for the reasonable cash equivalent. If the parties cannot agree within a reasonable time on the reasonable cash equivalent of the non-cash part of the offer, then such amount shall be determined by two (2) appraisers, with each party selecting one (1) appraiser, and the average of their determinations shall be final and binding. In the event of such appraisal, each party shall bear its own legal and other costs and shall split the appraisal fees. In the event that Licensor exercises its right of first refusal herein provided, it shall have the right to set off against any payment therefor (i) all fees for any such independent appraiser due from Master Licensee hereunder and (ii) all amounts due from Master Licensee to Licensor or any of its affiliates.

         11.3.3  Failure to comply with the provisions of  this
Section  11.3  prior  to the transfer of any interest  in  Master
Licensee or in this Agreement shall constitute a material event of default under this Agreement.

     11.4  Transfer Upon Death or Incapacity.

         11.4.1 Upon the death of any Principal who is a natural person and who has an interest in Master Licensee (the "Deceased"), the executor, administrator or other personal representative of the Deceased shall transfer such interest to a third party in accordance with the conditions described in this
Section 11.4 within twelve (12) months after the death. If no personal representative is designated or appointed or no probate proceedings are instituted with respect to the estate of the Deceased, then the distributee of such interest must be approved by Licensor. If the distributee is not approved by Licensor, then the distributee shall transfer such interest to a third party approved by Licensor within twelve (12) months after the death of the Deceased.

         11.4.2 Upon the permanent disability of any Principal who is a natural person and who has an interest in Master Licensee, Licensor may, in its sole discretion, require such interest to be transferred to a third party in accordance with the conditions described in this Section 11.4.2 within six (6) months after notice to Master Licensee. "Permanent disability" shall mean any physical, emotional or mental injury, illness or incapacity which would prevent a person from performing the obligations set forth in this Agreement or in the guaranty made part of this Agreement for at least ninety (90) consecutive days and from which condition recovery within ninety (90) days from the date of determination of disability is unlikely. Permanent disability shall be determined upon examination of the person by a licensed practicing physician selected by Licensor; or if the person refuses to submit to an examination, then such person shall be automatically deemed permanently disabled as of the date of such refusal for the purpose of this Section 11.4.2. The costs of any examination required by this Section shall be paid by Licensor.

         11.4.3 Upon the death or claim of permanent disability of Master Licensee or any Principals, Master Licensee or a representative of Master Licensee, must promptly notify Licensor of such death or claim of permanent disability. Any transfer upon death or permanent disability shall be subject to the same terms and conditions as described in this Section 11 for any inter vivos transfer. If an interest is not transferred upon death or permanent disability as required in this Section 11.4, then such failure shall constitute a material event of default under this Agreement.

      11.5 No Waiver. Licensor's consent to a transfer of any interest described herein shall not constitute a waiver of any claims which Licensor may have against the transferring party, nor shall it be deemed a waiver of Licensor's right to demand exact compliance with any of the terms of this Agreement by the transferee.

      11.6 Public Offerings. Securities of or partnership interests in Master Licensee may be offered to the public, by private offering or otherwise, only with the prior written consent of Licensor which consent shall not be unreasonably withheld. All materials required for such offering by applicable law shall be submitted to Licensor for a limited review as discussed below prior to being filed with any governmental agency; and any materials to be used in any exempt offering shall be submitted to Licensor for such review prior to their use. No offering by Master Licensee shall imply (by use of the Marks or otherwise) that Licensor is participating in an underwriting, issuance or offering of Master Licensee's or Licensor's securities or the securities of any affiliate of Licensor; and Licensor's review of any offering materials shall be limited solely to the subject of the relationship between Master Licensee and Licensor and its affiliates. Licensor may, at its option, require Master Licensee's offering materials to contain a written statement prescribed by Licensor concerning the limitations described in the preceding sentence. Master Licensee, its Principals and the other participants in the offering must fully indemnify Licensor and its affiliates, their respective partners, and the officers, directors, shareholders, partners, agents, representatives, independent contractors, servants and employees of each of them, in connection with the offering. For each proposed offering, Master Licensee shall pay to Licensor a nonrefundable fee of Five Thousand U.S. Dollars (U.S. $5,000), or such greater amount as is necessary to reimburse Licensor for its reasonable costs and expenses associated with reviewing the proposed offering materials, including, without limitation, legal and accounting fees. Master Licensee shall give Licensor written notice at least thirty (30) days prior to the date of commencement of any offering or other transaction covered by this Section.

      11.7 No Encumbrance. Master Licensee shall not have the right to pledge, encumber, hypothecate or otherwise give any third party a security interest in this Agreement, the license conveyed hereunder or the licensed Business in any manner whatsoever without the prior written permission of Licensor, which permission may be withheld for any reason whatsoever in Licensor's sole subjective judgment.

12.  COVENANTS

      12.1 Management and Operation of Development Activities. Master Licensee and its Principals covenant that during the term of this Agreement, except as otherwise approved in writing by Licensor, Master Licensee and the Principals shall devote full energy and best efforts to the management and operation of the development activities contemplated under this Agreement.

      12.2 In-Term Covenant Against Competition. Master Licensee and the Principals specifically acknowledge that, pursuant to this Agreement, Master Licensee has the right and the obligation to develop the Territory for the benefit of the System and, in connection therewith, that Master Licensee and the Principals will receive valuable training, trade secrets and confidential information which are beyond the present skills and experience of Master Licensee and the Principals and Master Licensee's managers and employees. Master Licensee and the Principals acknowledge that such specialized training, trade secrets and confidential information provide a competitive advantage and will be valuable to them in the development and operation of the System Facilities and that gaining access to such specialized training, trade secrets and confidential information is, therefore, a primary reason for entering into this Agreement. In consideration for such specialized training, trade secrets, confidential information and rights, Master Licensee and the Principals covenant that with respect to Master Licensee, during the term of this Agreement (or with respect to each of the Principals, during the term of this Agreement for so long as such individual or entity satisfies the definition of "Principals" as defined in
Section 17.5 of this Agreement) except pursuant to valid License Agreements with Master Licensee or as otherwise approved in writing by Licensor, neither Master Licensee nor any of the Principals shall, either directly or indirectly, for themselves or through, on behalf of or in conjunction with any person(s), partnership or corporation:

         12.2.1 Divert, or attempt to divert, any business or customer of the business described hereunder to any competitor, by direct or indirect inducement or otherwise, or do or perform, directly or indirectly, any other act injurious or prejudicial to the goodwill associated with the Marks and the System.

         12.2.2 Employ, or seek to employ, any person who is at that time or was within the preceding one hundred twenty (120) days employed by Licensor or by any other Licensee or Master Licensee of Licensor, or otherwise directly or indirectly induce such person to leave that person's employment, except as may be permitted under any existing master license agreement, operating agreement, or license agreement between Licensor and Master Licensee.

         12.2.3 Own, maintain, operate, engage in or have any financial or beneficial interest in (including any interest in corporations, partnerships, trusts, unincorporated associations or joint ventures), advise, assist or make loans to, any business located within the Territory, or any other country, province, state or geographic area in which Licensor has used, sought registration of or registered the same or similar Marks or operates or licenses others to operate a business under the same or similar Marks, which business is of a character and concept similar to the System Facilities, including any business which operates or franchises laundromats or cleaning establishments that provide self-service, drop-off or pickup and delivery laundry services or drop-off or pickup and delivery cleaning services for garments and other fabrics, whether such business utilizes environmentally sound laundry or cleaning techniques or traditional laundry or dry-cleaning techniques.

      12.3 Post-Term Covenant Against Competition. With respect to Master Licensee, and for a continuous uninterrupted period commencing upon the expiration, termination, or transfer of all of Master Licensee's interest in, this Agreement (or with respect to each of the Principals, commencing upon the earlier of:
(i) the expiration, termination, or transfer of all of Master Licensee's interest in this Agreement or (ii) the time such individual or entity ceases to satisfy the definition of "Principals" as described in Section 17.5 of this Agreement), and continuing for two (2) years thereafter, except pursuant to valid License Agreements with Master Licensee or as otherwise approved in writing by Licensor, neither Master Licensee nor any of the Principals shall, directly or indirectly, for themselves or through, on behalf of or in conjunction with any person, persons, partnership or corporation:

         12.3.1 Divert, or attempt to divert, any business or customer of the business described hereunder to any competitor, by direct or indirect inducement or otherwise, or do or perform, directly or indirectly, any other act injurious or prejudicial to the goodwill associated with Licensor's Marks and the System.

         12.3.2 Employ, or seek to employ, any person who is at that time or was within the preceding one hundred twenty (120) days employed by Licensor or by any other Licensee or Master Licensee of Licensor, or otherwise directly or indirectly induce such person to leave that person's employment, except as may be permitted under any existing master license agreement, operating agreement, or license agreement between Licensor and Master Licensee.

         12.3.3 Own, maintain, operate, engage in or have any financial or beneficial interest in (including any interest in corporations, partnerships, trusts, unincorporated associations or joint ventures), advise, assist or make loans to, any business that is of a character and concept similar to the System Facilities, including any business which operates or franchises laundromats or cleaning establishments that provide self-service, drop-off or pickup and delivery laundry services or drop-off or pickup and delivery cleaning services for garments and other fabrics, whether such business utilizes environmentally sound laundry or cleaning techniques or traditional laundry or dry-cleaning techniques, as of the earlier of: (i) the expiration, termination or the transfer of all of Master Licensee's interest in, this Agreement; or (ii) the time such Principals ceases to satisfy the definition of a Principals, as applicable, which business is, or is intended to be, located within:

           12.3.3.1 the Territory; or

           12.3.3.2 a three (3)-mile radius of any System Facility in existence or under construction.

       12.4 Competitive Business. Master Licensee and the Principals are prohibited from engaging in any such competitive business described in Sections 12.2 and 12.3 hereof, as a proprietor, partner, investor, shareholder, director, officer, employee, principal, agent, adviser, or consultant thereof. It is the intention of this provision to preclude not only direct competition but also all forms of indirect competition, such as consultation for competitive businesses, service as an independent contractor for such competitive businesses, or any assistance or transmission of information of any kind or nature whatsoever which would be of any material assistance to a competitor. Nothing herein shall prevent Master Licensee or the Principals from owning for investment purposes up to an aggregate of five (5%) percent of the capital stock of any such competitive business, provided that said business is a publicly held corporation, and provided that Master Licensee does not control any such company. A "publicly held corporation" for purposes of this Agreement shall mean any corporation which has securities registered with any national or regional securities exchange or traded through or on any national or regional securities association in the Territory.

         It is the intention of this provision that any person or entity having any legal or beneficial interest in or traceable to, down or through Master Licensee or the Principals be bound by the provisions of the covenants in Sections 12.2 and 12.3 hereof, including (without limitation) the spouse, brother, brother-in-law, sister, sister-in-law, parents, parents-in-law, child, son-in-law or daughter-in-law of Master Licensee or any of the Principals; any direct or indirect beneficiary; any partner (general or limited) or proprietor of Master Licensee; and, any other such related person or entity, regardless of how many levels or tiers there may be between any such described person or entity and Master Licensee.

      12.5 Lesser Included Covenants Enforceable at Law. The parties acknowledge and agree that each of the covenants contained herein are reasonable limitations as to time, geographical area, and scope of activity to be restrained and do not impose a greater restraint than is necessary to protect the goodwill or other business interests of Licensor. The parties agree that each of the covenants herein shall be construed as independent of any other covenant or provision of this Agreement. If all or any portion of a covenant in this Section 12 is held unreasonable or unenforceable by a court or agency having valid jurisdiction in an unappealed final decision to which Licensor is a party, Master Licensee and the Principals expressly agree to be bound by any lesser covenant subsumed within the terms of such covenant that imposes the maximum duty permitted by law, as if the resulting covenant were separately stated in and made a part of this Section 12.

      12.6 Reduction of Scope by Licensor. Master Licensee and the Principals understand and acknowledge that Licensor shall have the right, in its sole discretion, to reduce the scope of any covenant set forth in Sections 12.2, 12.3, and 12.4 hereof, or any portion thereof, without their consent, effective immediately upon notice to Master Licensee; and Master Licensee and the Principals agree that they shall comply forthwith with any covenant as so modified, which shall be fully enforceable notwithstanding the provisions of Section 18.1.

      12.7 Claims no Defense; Costs and Expenses of Enforcement. Master Licensee and the Principals expressly agree that the existence of any claims they may have against Licensor, whether or not arising from this Agreement, shall not constitute a defense to the enforcement by Licensor of the covenants in this Section. Master Licensee and the Principals agree to pay all costs and expenses (including reasonable attorneys' fees) incurred by Licensor in connection with the enforcement of this
Section 12.

      12.8 Execution of Similar Covenants. At Licensor's request, Master Licensee shall require and obtain the execution of covenants similar to those set forth in Sections 12.2, 12.3, and
12.4 (including covenants applicable upon the termination of a person's employment with Master Licensee) from any personnel of Master Licensee who have received or will have access to
confidential   information  or  training  from  Licensor.    Such
covenants shall be substantially in the form set forth in Exhibit G. Notwithstanding the foregoing, Licensor reserves the right, in its sole discretion, to decrease the period of time or geographic scope of the noncompetition covenant set forth in Exhibit G or eliminate such noncompetition covenant altogether for any party that is required to execute such agreement under this Section 12.8.

      12.9  Enforcement of Covenants. Master  Licensee  and  the
Principals acknowledge that any failure to comply with the requirements of this Section shall constitute a material event of default under this Agreement. Master Licensee and the Principals acknowledge that a violation of this Section would result in irreparable injury to Licensor for which no adequate remedy at law may be available, and Master Licensee and the Principals accordingly consent to the issuance of an injunction prohibiting any conduct by Master Licensee or the Principals in violation of the terms of this Section. Master Licensee and the Principals agree to pay all court costs and reasonable attorneys' fees incurred by Licensor in connection with the enforcement of this Section, including payment of all costs and expenses for obtaining specific performance, injunctive relief or any other remedy available to Licensor for any violation of the requirements of this Section.

     12.10 In the event of any violation of Section 7.2 hereof or this Section 12, or of any agreement described in such sections, the parties hereto agree that Licensor will be damaged and that, at the time of execution of this Agreement, damages are difficult to estimate. Accordingly, Licensor and Master Licensee agree that in the event that Master Licensee violates Section 7.2 or this Section 12 hereof, or any of Master Licensee's or any of Licensee's employees, officers, directors, or managers who have executed Confidentiality Agreement and Ancillary Covenants Not to Compete, violate any such agreement, or any Licensee or Developer violates a comparable provision in a License Agreement, Master Licensee shall pay Fifty Thousand U.S. dollars (U.S. $50,000) to Licensor as liquidated damages, and not as a penalty, for such breach. Nothing herein shall bar Licensor from obtaining injunctive relief or such additional damages as Licensor may demonstrate it is entitled.

13.  INDEPENDENT CONTRACTOR; INDEMNIFICATION; THIRD PARTY RIGHTS

      13.1 Relationship of the Parties. The parties acknowledge and agree that this Agreement does not create a fiduciary relationship between them, that Master Licensee shall be an independent contractor and that nothing in this Agreement is intended to constitute either party an agent, legal representative, subsidiary, joint venturer, partner, employee, joint employer or servant of the other for any purpose.

      13.2 Notice to Public. During the term of this Agreement, Master Licensee shall hold itself out to the public as an independent contractor conducting its operations pursuant to master license rights and obligations granted by Licensor. Master Licensee agrees to take such action as shall be necessary to that end, including, without limitation, exhibiting a notice of that fact in a conspicuous place at the premises of Master Licensee's licensed business, the content and form of which Licensor reserves the right to specify in writing.

      13.3 No Ability to Bind or Impose Liability on Licensor. Master Licensee understands and agrees that nothing in this Agreement authorizes Master Licensee or any of the Principals to make any contract, agreement, warranty or representation on Licensor's behalf, or to incur any debt or other obligation in Licensor's name and that Licensor shall in no event assume liability for, or be deemed liable under this Agreement as a result of, any such action, or for any act or omission of Master Licensee or any of the Principals or any claim or judgment arising therefrom.

     13.4  Indemnification.

         13.4.1 Master Licensee and each of the Principals shall, at all times, indemnify and hold harmless to the fullest extent permitted by law Licensor, its affiliates, successors and assigns, and the respective officers, directors, shareholders, partners, agents, representatives, independent contractors, independent contractors, servants and employees of each of them ("Indemnitees") from all "losses and expenses" (as defined in this Section 13.4 below) incurred in connection with any action, suit, proceeding, claim, demand, investigation or inquiry (formal or informal), or any settlement thereof (whether or not a formal proceeding or action has been instituted) which arises out of or is based upon any of the following:

            13.4.1.1 The infringement, alleged infringement, or any other violation or alleged violation by Master Licensee or an Licensee or any of their Principals of any patent, mark, copyright or other proprietary right owned or controlled by third parties (except as such may occur with respect to any right to use the Marks, any copyrights or other proprietary information granted to Master Licensee or a Licensee hereunder or under a License Agreement);

            13.4.1.2 The violation, breach or asserted violation or breach by Master Licensee, any of its Principals, any Licensee, or any principals of any Licensee of any national or local law, regulation, ruling, standard or directive, or any industry standard;

            13.4.1.3 Libel, slander or any other form of defama tion of Licensor, the System, or any Master Licensee or Licensee operating under the System, by Master Licensee, any of its Principals, any Licensee, or any principals of any Licensee;

            13.4.1.4 The violation or breach by Master Licensee,
any  of  the  Principals,  any Licensee,  or  any  principals  of
Licensee, of any warranty, representation, agreement or obligation in this Agreement or in any License Agreement or other agreement between Master Licensee or any of its affiliates and Licensor or any of its affiliates, or the respective officers, directors, shareholders, partners, agents, representatives, independent contractors, servants and employees of any of them; and

            13.4.1.5 Acts, errors or omissions of Master Licensee or any Licensee, any of Master Licensee's or any Licensee's affiliates, any of the Principals and the officers, directors, shareholders, partners, agents, representatives, independent contractors, servants and employees of each of them in connection with the performance of the activities contemplated under this Agreement or the establishment and operation of any System Facility pursuant to a License Agreement.

        13.4.2 Master Licensee and each of the Principals agree to give Licensor immediate notice of any such action, suit, proceeding, claim, demand, inquiry or investigation. At the expense and risk of Master Licensee and each of the Principals, Licensor may elect to assume (but under no circumstance is obligated to undertake), associate counsel of its own choosing with respect to, the defense and/or settlement of any such action, suit, proceeding, claim, demand, inquiry or investi gation. Such an undertaking by Licensor shall, in no manner or form, diminish the obligation of Master Licensee and each of the Principals to indemnify the Indemnitees and to hold them harmless.

        13.4.3 In order to protect persons or property or its reputation or goodwill, or the reputation or goodwill of others, Licensor may, at any time and without notice, as it, in its judgment deems appropriate, consent or agree to settlements or take such other remedial or corrective action as it deems expedi ent with respect to the action, suit, proceeding, claim, demand, inquiry or investigation if, in Licensor's sole judgment, there are reasonable grounds to believe that:

            13.4.3.1 any of the acts or circumstances enumerated in Section 13.4.3 above has occurred; or

            13.4.3.2  any act, error or omission as described  in
Section 13.4.3 may result directly or indirectly in damage, injury or harm to any person or any property.

            13.4.3.3 All losses and expenses incurred under  this
Section 13 shall be chargeable to and paid by Master Licensee or any of the Principals pursuant to its obligations of indemnity under this Section, regardless of any action, activity or defense undertaken by Licensor or the subsequent success or failure of such action, activity or defense.

            13.4.3.4  As  used  in this Section  13,  the  phrase
"losses  and  expenses"  shall include, without  limitation,  all losses, compensatory, exemplary or punitive damages, fines, charges, costs, expenses, lost profits, legal fees, court costs, settlement amounts, judgments, compensation for damages to Licensor's reputation and goodwill, costs of or resulting from delays, financing, costs of advertising material and media time/space and costs of changing, substituting or replacing the same, and any and all expenses of recall, refunds, compensation, public notices and other such amounts incurred in connection with the matters described.

         13.4.4 The Indemnitees do not assume any liability whatsoever for acts, errors or omissions of any third party with whom Master Licensee, any of the Principals, Master Licensee's affiliates or any of the officers, directors, shareholders, partners, agents, representatives, independent contractors and employees of Master Licensee or its affiliates may contract, regardless of the purpose. Master Licensee and each of the Principals shall hold harmless and indemnify the Indemnitees for all losses and expenses which may arise out of any acts, errors or omissions of Master Licensee, any Licensee, their Principals, Master Licensee's or any Licensee's affiliates, the officers, directors, shareholders, partners, agents, representatives, independent contractors and employees of Master Licensee and Licensees and their affiliates and any such third parties without limitation and without regard to the cause or causes thereof or the negligence of Licensor or any other party or parties arising in connection therewith, and whether such negligence be sole, joint or concurrent or active or passive.

         13.4.5 Under no circumstances shall the Indemnitees be required or obligated to seek recovery from third parties or otherwise mitigate their losses in order to maintain a claim against Master Licensee or any of the Principals. Master Licensee and each of the Principals agree that the failure to pursue such recovery or mitigate loss will in no way reduce the amounts recoverable from Master Licensee or any of the Principals by the Indemnitees.

         13.4.6 Master Licensee and the Principals expressly agree that the terms of this Section 13 shall survive the termination, expiration or transfer of this Agreement or any interest herein.

      13.5 Third-Party Rights. Licensor and Master Licensee agrees that Licensor shall be, at Licensee's election, and as specified in the License Agreement, (1) a third-party beneficiary of each License Agreement and Development Agreement or (2) a party to each License Agreement and Development Agreement. Under each such License Agreement and Development Agreement, Licensor shall have the independent right (without, however, any obligation) to assert each right of Master Licensee against Licensee or Developer, respectively, and to enforce each obligation of any Licensee or Developer, respectively, to Master Licensee under any such License Agreement or Development Agreement as if such right was held by Licensor and such obligation was independently owed to Licensor regardless as to whether Master Licensee has sought to assert such right or to enforce such obligation. Master Licensee shall promptly reimburse Licensor for any costs and expenses incurred by Licensor in asserting any such right or enforcing any such obligation, including, without limitation, transportation, food, lodging, and legal fees and expenses. Licensor and Master Licensee acknowledge and agree that Licensor has no direct or indirect obligations to any Licensee or Developer, except to the extent specifically stated herein.

14.  APPROVALS

      14.1 Manner of Obtaining Approval. Whenever this Agreement requires the prior approval or consent of Licensor, Master
Licensee shall make a timely written request to Licensor and such approval or consent shall be obtained in writing.

      14.2 No Warranties or Guarantees. Licensor makes no warranties or guarantees upon which Master Licensee may rely and assumes no liability or obligation to Master Licensee or any third party to which it would not otherwise be subject, by providing any waiver, approval, advice, consent or suggestion to Master Licensee in connection with this Agreement, or by reason of any neglect, delay or denial of any request therefor.

15.  NON-WAIVER AND REMEDIES

      15.1 Waiver. No delay, waiver, omission or forbearance on the part of Licensor to exercise any right, option, duty or power arising out of any breach or default by Master Licensee or the Principals under this Agreement shall constitute a waiver by Licensor to enforce any such right, option, duty or power against Master Licensee or the Principals, or as to a subsequent breach or default by Master Licensee or the Principals. Acceptance by Licensor of any payments due to it hereunder subsequent to the time at which such payments are due shall not be deemed to be a waiver by Licensor of any preceding breach by Master Licensee or the Principals of any terms, provisions, covenants or conditions of this Agreement.

      15.2 Rights and Remedies. All rights and remedies of the parties to this Agreement shall be cumulative and not alternative, in addition to and not exclusive of any other rights or remedies which are provided for herein or which may be available at law or in equity in case of any breach, failure or default or threatened breach, failure or default of any term, provision or condition of this Agreement or any other agreement between Master Licensee or any of its affiliates and Licensor or any of its affiliates. The rights and remedies of the parties to this Agreement shall be continuing and shall not be exhausted by any one or more uses thereof and may be exercised at any time or from time to time as often as may be expedient; and any option or election to enforce any such right or remedy may be exercised or taken at any time and from time to time. The expiration, earlier termination or exercise of Licensor's rights pursuant to Section 10 of this Agreement shall not discharge or release Master
Licensee or any of the Principals from any liability or obligation then accrued, or any liability or obligation continuing beyond, or arising out of, the expiration, the earlier termination or the exercise of such rights under this Agreement. Additionally, Master Licensee and the Principals shall pay all court costs and reasonable attorneys' fees incurred by Licensor in obtaining any remedy available to Licensor for any violation of this Agreement.

16.  NOTICES

      16.1 Any and all notices required or permitted under this Agreement shall be in writing in the English language and shall be personally delivered or mailed by expedited delivery service, or sent by facsimile to the respective parties at the following addresses unless and until a different address or telefax number has been designated by written notice to the other party:

      Notices to Licensor:   Ecofranchising, Inc.
                             147 Palmer Avenue
                             Mamaroneck, New York  10538
                             Attention: President
                             Telefax Number:  914-777-3502


      Notices to Master Licensee and
      the Principals:        Mr. Yudianto Tri. R
                             PT. Pranasakti Dewanata
                             Jl. Wolter Monginsidi 107
                             Jakarta 12170
                             Indonesia
                             Telefax: 6221-572-3345


       Any notice shall be deemed to have been given at the time of personal delivery or, in the case of facsimile upon transmission (provided confirmation of receipt is furnished) or, in the case of expedited delivery service, three (3) business days after the date and time of mailing.

       16.2     All  other  reports,  invoices,  documents,  and
communications provided hereunder shall be given  by  parties  to
one   another  in  the  English  language,  except  as  otherwise specifically stated herein.

       16.3 The English language version of this Agreement shall govern and control.

17.   SEVERABILITY AND CONSTRUCTION

       17.1 Severability. Except as expressly provided to the contrary herein, each portion, section, part, term and provision of this Agreement shall be considered severable; and if, for any reason, any portion, section, part, term or provision is determined to be invalid and contrary to, or in conflict with, any existing or future law or regulation by a court or agency having valid jurisdiction, this shall not impair the operation of, or have any other effect upon, the other portions, sections, parts, terms or provisions of this Agreement that may remain otherwise intelligible, and the latter shall continue to be given full force and effect and bind the parties; the invalid portions, sections, parts, terms or provisions shall be deemed not to be part of this Agreement; and there shall be automatically added such portion, section, part, term or provision as similar as possible to that which was severed which shall be valid and not contrary to or in conflict with any law or regulation.

       17.2 Limitation on Persons Upon Whom Rights and Remedies Conferred. Except as expressly provided to the contrary herein, nothing in this Agreement is intended, nor shall be deemed, to confer upon any person or legal entity other than Master Licensee and Licensor's, officers, directors and personnel and such of Master Licensee's and Licensor's respective successors and assigns as may be contemplated any rights or remedies under or as a result of this Agreement.

       17.3 Captions. All captions in this Agreement are intended solely for the convenience of the parties and shall not affect the meaning or construction of any provision of this Agreement.

       17.4 Gender and Number. All references to the masculine, neuter or singular shall be construed to include the masculine, feminine, neuter or plural, where applicable. Without limiting the obligations individually undertaken by the Principals under this Agreement, all acknowledgments, promises, covenants, agreements and obligations made or undertaken by Master Licensee in this Agreement shall be deemed, jointly and severally, undertaken by all of the Principals.

       17.5 Master Licensee's "Principals". The term Master Licensee's "Principals" shall include, collectively and individually, Master Licensee's spouse, if Master Licensee is an individual, all officers and directors of Master Licensee (including the officers and directors of any general partner of Master Licensee) whom Licensor designates as Master Licensee's Principals and all holders of an ownership interest in Master Licensee and of any entity directly or indirectly controlling Master Licensee. The initial Master Licensee's Principals are Yudianto Tri R. and Lia Yudianto.

       17.6 Counterparts. This Agreement may be executed in counterparts and each copy so executed shall be deemed an original.

       17.7 Effective Date. This Agreement shall not become effective until signed by the President of Licensor.

       17.8 Expenses of Litigation. Licensor shall be entitled to recover from Master Licensee reasonable attorneys' fees, experts' fees, court costs and all other expenses of arbitration or litigation, in the event that Licensor prevails in any action instituted by or against Master Licensee.

18.   ENTIRE AGREEMENT; APPLICABLE LAW; DISPUTE RESOLUTION

        18.1  Integration  and  Merger.  This  Agreement,   the
documents referred to herein and the exhibits hereto, constitute the entire, full and complete agreement between Licensor and Master Licensee and the Principals concerning the subject matter hereof and shall supersede all prior related agreements between Licensor and Master Licensee and the Principals. Except for those permitted to be made unilaterally by Licensor hereunder, no amendment, change or variance from this Agreement shall be binding on either party unless mutually agreed to by the parties and executed by their authorized officers or agents in writing.

       18.2 Governing Law. This Agreement is to be construed in accordance with the law of Malaysia without recourse to Malaysian choice of law or conflicts of law principles.

       18.3 Arbitration. Except as described in Section 18.4 hereof, any claim or controversy arising out of or related to this Agreement or the making, performance, or interpretation of this Agreement shall be finally settled under the International Rules of the American Arbitration Association then in force, including the Supplementary Procedures for International Commercial Arbitration, by one arbitrator appointed by the American Arbitration Association in accordance with such rules. The place of arbitration shall be in New York City, New York, and the law applicable to the arbitration procedure shall be determined by referring to the law of the place of arbitration. The English language shall be used throughout the arbitral proceedings. All costs of arbitration, including the arbitrator's fee, shall be borne by the losing party. The parties agree that the award of the arbitrator shall be the sole and exclusive remedy between them regarding any claims, counterclaims, issues, or accountings presented or pled to the arbitrator; that it shall be made and shall promptly be payable in U.S. dollars free of any tax, deduction or offset; and that any costs, fees, or taxes incident to enforcing the award shall, to the maximum extent permitted by law, be charged against the party resisting such enforcement. The award shall include interest from the date of any damages incurred for breach or other violation of the contract, and from the date of the award until paid in full, at a rate to be fixed by the arbitrator, but in no event less than one-and-a-half percent (1.5%) per month, or part of a month, from the date until paid.

       18.4 Waiver. Each of the parties hereto hereby expressly waive Articles 641 and 650 Paragraph 2 of the Reglement op de Rechtsvordering (the "R.V."), and Article 15 and 108 of Law No. 1 of 1950 (Supreme Court Rules) and any other Indonesian laws and regulations, decrees or policies having the force of law which would otherwise give a right to appeal the decision of the arbitrator, so that the decision taken by the arbitrator shall be final and there shall be no other Indonesian authority or panel to appeal said decision. The parties hereto further expressly agree that Article 631 of the R.V. shall apply to the extent that the arbitrator shall be bound by strict rules of law in making their decision and may not prounouce judgement on equitable principles (ex aequo et bono).

       18.5  Injunctive  Relief.   Nothing  herein  contained
(including, without limitation, Section 18.3 hereof, regarding arbitration) shall bar Licensor's or Master Licensee's right to obtain injunctive relief, from a court of competent jurisdiction, against threatened conduct that will cause it loss or damage, under the usual equity rules, including the applicable rules for obtaining specific performance, restraining orders, and preliminary injunctions.

       18.6 Costs and Expenses. Each party shall bear its own costs, and expenses, including all court costs, arbitration
costs,   and   reasonable  attorneys'  fees,  incurred   in   any
arbitration or legal proceeding relating to this Agreement.

       18.7 Nonexclusive Remedies. Neither the foregoing nor any other remedy exercised by either party shall be deemed exclusive but both parties shall be entitled cumulatively to exercise any and all remedies available in law or equity, and its exercise of any one right or remedy shall not preclude it from exercising any other right or remedy.

19.   ACKNOWLEDGMENTS

       19.1 Investigation. Master Licensee acknowledges that it has conducted an independent investigation of the business venture contemplated by this Agreement and recognizes that the success of this business venture involves substantial business risks and will largely depend upon the ability of Master Licensee's Principals. Licensor expressly disclaims making, and Master Licensee acknowledges that it has not received or relied on, any warranty or guarantee, express or implied, as to the potential volume, profits or success of the business venture contemplated by this Agreement. No representation has been made by Licensor (or any employee, agent or salesperson thereof) and relied upon by Master Licensee as to the future or past income, expenses, sales volume or potential profitability, earnings or income of the System Facility(ies) to be licensed to Master Licensee, or any other System Facility.

       19.2. Acknowledgment. Both Licensor and Master Licensee further acknowledge and agree that Licensor has operated no System Facilities in either country in the Territory; that Licensor has made no representations or guarantees to Master Licensee as to the viability, marketability, or adaptability in either country in the Territory of the Licensor's System, System Facilities or the products or services sold therefrom; and that Master Licensee has performed its own independent research and investigation as to the viability, marketability, and adaptability in the countries in the Territory of Licensor's System, System Facilities, and the products and services sold therefrom, and assumes all of the business risks associated therewith.

       19.3 Advice. Master Licensee acknowledges that Master Licensee has received, read and understands this Agreement and the related exhibits and agreements and that Licensor has afforded Master Licensee sufficient time and opportunity to consult with advisors selected by Master Licensee about the potential benefits and risks of entering into this Agreement.

       19.4 Receipt Master Licensee acknowledges that it received a complete copy of this Agreement and all related Exhibits and agreements at least five (5) business days prior to the date on which this Agreement was executed. Master Licensee further acknowledges that it has received the disclosure document required by the Trade Regulation Rule of the Federal Trade Commission entitled "Disclosure Requirements and Prohibitions Concerning Franchising and Business Opportunity Ventures" at least ten (10) business days prior to the date on which this Agreement was executed.

       19.5 Reasonableness. The covenants not to compete set forth in this Agreement are fair and reasonable, and will not impose any undue hardship on Master Licensee and Master
Licensee's Principals, since Master Licensee and Master Licensee's Principals have other considerable skills, experience and education which afford them the opportunity to derive income from other endeavors.

       IN WITNESS WHEREOF, the parties hereto have duly executed and delivered this Agreement on the day and year first above written.

                                   LICENSOR:
ATTEST:                            ECOFRANCHISING, INC.

                                   By: /s/Diane Weiser
WITNESS                            Name: Diane Weiser
                                   Title: President & CEO

                                   MASTER LICENSEE:
ATTEST:                            PT PRANASAKTI DEWANATA

                                   By: /s/YUDIANTO TRI R.
WITNESS                            Name: YUDIANTO TRI R.
                                   Title: President Director



                           Guarantee

      Each of the undersigned acknowledges and agrees as follows:

       (1) Each has read the terms and conditions of the Master License Agreement and acknowledges that the execution of this Guarantee and the undertakings of the Principals in the Master License Agreement are in partial consideration for, and a condition to, the granting of the rights in the Master License Agreement, and that Licensor would not have granted such rights without the execution of this guaranty and such undertakings by each of the undersigned;

       (2) Each is included in the term "Principals" as described in Section 17.5 of the Master License Agreement;

       (3) Each individually, jointly and severally, makes all of the covenants, representations, warranties and agreements of the Principals set forth in the Master License Agreement and is obligated to perform thereunder; and

       (4)  Each individually,   jointly   and   severally,
unconditionally and irrevocably guarantees to Licensor and its successors and assigns that all of Master Licensee's obligations under the Master License Agreement will be punctually paid and performed. Upon default by Master Licensee or upon notice from Licensor, each will immediately make each payment and perform each obligation required of Master Licensee under the Master License Agreement. Without affecting the obligations of any of the Principals under this guaranty, Licensor may, without notice to the Principals, waive, renew, extend, modify, amend or release any indebtedness or obligation of Master Licensee or settle, adjust or compromise any claims that Licensor may have against Master Licensee. Each of the Principals waives all demands and notices of every kind with respect to the enforcement of this guaranty, including, without limitation, notice of presentment, demand for payment or performance by Master Licensee, any default by Master Licensee or any guarantor and any release of any guarantor or other security for this guaranty or the obligations of Master Licensee. Licensor may pursue its rights against any of the Principals without first exhausting its remedies against Master Licensee and without joining any other guarantor hereto and no delay on the part of Licensor in the exercise of any right or remedy shall operate as a waiver of such right or remedy, and no single or partial exercise by Licensor of any right or remedy shall preclude the further exercise of such right or remedy. Upon receipt by Licensor of notice of the death of any of the Principals, the estate of the deceased will be bound by the foregoing guaranty, but only for defaults and obligations under the Master License Agreement existing at the time of death, and in such event, the obligations of the remaining Principals shall continue in full force and effect. Principals agree that the governing law and dispute resolution provisions contained in
Section 18 of the Agreement apply to this Guarantee.

                            Principals:

Witness                     Name:
                            Printed Name:

Witness                     Name:
                            Printed Name:






                         EXIBIT 10.18










                      ECOFRANCHISING, INC.

                    MASTER LICENSE AGREEMENT

                     (MALAYSIA AND BRUNEI)













                    MASTER LICENSE AGREEMENT

                     (MALAYSIA AND BRUNEI)


      This Master License Agreement (the "Agreement") is made and entered into this 27th day of March, 1997, between Ecofranchising, Inc., a New York corporation ("Licensor"), and
("Master  Licensee"), ELITE-FAME SDN BHD, a Malaysian corporation.

                           RECITALS:

      As the result of the expenditure of time, skill, effort and money, Licensor has acquired or developed in the United States and owns a unique and distinctive system (hereinafter, "System") for the establishment and operation of environmentally sound laundromat and cleaning facilities for garments and certain other fabrics (as further defined in Licensor's agreements, manuals and other writings, the "System Facilities").

     The System Facilities consist of the following:

     (i) Facilities where customers can drop off their cleaning and laundry; have their laundry and cleaning processed on-site; pick up their cleaning and laundry or have their cleaning and laundry delivered, and wash and dry their laundry themselves using self-service equipment ("Ecomat Laundry and Cleaners").

       (ii)   Facilities  where  customers  can  drop  off  their
cleaning;  have  their cleaning processed on-site;  and  pick  up
their   cleaning  or  have  their  cleaning  delivered   ("Ecomat
Cleaners").

     (iii) Facilities where customers can drop off their cleaning and laundry; have their laundry and cleaning processed off or on-site; and pick up their cleaning and laundry or have their cleaning and laundry delivered ("Satellites").

      (iv) Routes (including commuter train stations, apartment buildings, office buildings, military installations, and/or other central points) where customers can drop off their cleaning and laundry for off-site processing and pick up their cleaning and laundry, or have their cleaning and laundry delivered ("Satellite Routes").

     (v) Facilities where customers can drop off their laundry; have their laundry washed and dried on-site; pick up their laundry or have their laundry delivered; and, wash and dry their laundry themselves using self-service equipment ("Laundry").

      (vi) Facilities at alternative locations, such as office buildings, trailers, and kiosks where customers can drop off and pick up their laundry and cleaning, but no cleaning or laundry processing occurs ("Drop Site").

     An (1) Ecomat Laundry and Cleaner and (2) Ecomat Cleaner are sometimes referred to in this Agreement as a "Primary Facility", which term specifically excludes Satellites, Satellite Routes, Laundries, and Drop Sites. All System Facilities shall be operated under the System and the Marks.

      The distinguishing characteristics of the System, in the United States, include, without limitation, distinctive exterior and interior design, decor, color scheme, and furnishings; special multi-process wet cleaning techniques; standards, specifications, and procedures for operations; quality and uniformity of products and services offered; procedures for inventory, management and financial control; training and assistance; and advertising and promotional programs, all of which may be changed, improved, and further developed by Licensor from time to time.

     Licensor identifies the System in the United States by means of certain trade names, service marks, trademarks, logos, emblems and indicia of origin, including, but not limited to, the marks ["Ecomat",] ["Ecomat and design"] ["Ecocleaning"] and such other trade names, service marks, trademarks, logos, insignia, slogans, emblems, designs, trade dress, and other commercial symbols as are now designated and may hereafter be designated by Licensor in writing for use in connection with the System (hereinafter referred to as "Marks").

      Master Licensee wishes to obtain certain exclusive rights under this Agreement to develop System Facilities by licensing affiliates of the Master Licensee or unaffiliated third parties (collectively "Licensees"), pursuant to a license agreement, under the System and the Marks in the countries of Malaysia and Brunei ("Territory").

      Licensor continues to develop, use and control the use of such Marks in order to identify for the public the source of services and products marketed thereunder and under the System, and to represent the System's high standards of quality, appearance and service.

      NOW, THEREFORE, the parties, in consideration of the mutual undertakings and commitments set forth herein, the receipt and sufficiency of which are hereby acknowledged, agree as follows:
1.   GRANT

      1.1 Grant of Rights. Licensor hereby grants to Master Licensee, and Master Licensee hereby accepts, pursuant to the terms and conditions of this Agreement, the right and obligation to develop thirty-six (36) Primary Facilities under the System in the Territory. Master Licensee shall execute License Agreements and Development Agreements with Licensees, as described in
Section 1.2 hereof. Primary Facilities shall be developed in accordance with the development schedule described in Section 4 hereof.

      1.2 License Agreements and Development Agreements. Each System Facility will be established and operated pursuant to a license agreement between Master Licensee and Licensee ("License Agreement"). Each License Agreement shall consist of an initial term of ten (10) years and three (3) renewal terms of five (5) years each. System Facilities consisting of (a) one (1) Primary Facility and (b) a total of any combination of at least three (3) Drop Sites, Satellites, or Laundries ("Cluster") may be developed in a portion of the Territory pursuant to a cluster development agreement between Master Licensee and a developer ("Development Agreement"). Master Licensee shall enter into a separate License Agreement with each Licensee for a System Facility and, if such System Facility is not a Primary Facility, such addendum for a Satellite, Satellite Route, Laundry, or Drop Site as is
applicable thereto and is attached as an Exhibit to the License Agreement. Such License Agreements and the applicable addenda shall be included in the term "License Agreement" as used in this Agreement. Such License Agreement and Development Agreement shall be based upon the form of license agreement and development agreement used by Licensor in the United States (copies of which Master Licensee acknowledges receipt prior to execution hereof) and shall be prepared by Licensor within sixty (60) days from the date of execution of this Agreement for conformity with this Agreement and in accordance with the laws, customs, and market characteristics of each country in the Territory. When such License Agreement and Development Agreement are conformed for use by Licensor, such agreements shall constitute the License Agreement and Development Agreement for use hereunder and shall be attached as Exhibits A and B hereto, respectively. Licensor will deliver a complete and accurate copy of each executed License Agreement (and exhibits thereto) and executed Development Agreement (and exhibits thereto) to Licensor within thirty (30) days after executing each such agreement.

      1.3 Territorial Protection. Except as provided in this Agreement, neither Licensor nor its affiliates shall establish and operate or authorize any person or entity other than Master Licensee, to establish and operate, a System Facility in the Territory during the term of the Development Schedule (the "Exclusivity Period").

      1.4 No Franchise or License Granted. This Agreement does not grant to Master Licensee any right or license to operate a System Facility. Such rights are only conferred by the Ecomat
License Agreements referenced herein.

      1.5 Affiliate; Affiliated Licensee. For purposes of this Agreement, (1) an "affiliate" is any person or entity controlling, controlled by, or under common control with, another legal entity, and (2) an "Affiliated Licensee" is any Licensee owned and operated by an affiliate of Master Licensee.

2.   FEES

      2.1 Master License Fee. As consideration for the rights granted hereunder, Master Licensee shall pay to Licensor a non-refundable master license fee of One Hundred Twelve Thousand U.S.
Dollars (U.S. $112,000), payable as follows:

         2.1.1 Six Thousand U.S. Dollars (U.S. $6,000), of  which
Licensor acknowledges receipt prior to the date hereof; and

         2.1.2 One  Hundred Six Thousand U.S. Dollars  (U.S.
$106,000) to be paid upon the date of execution of this Agreement, of which Licensor acknowledges receipt.

The master license fee is deemed earned upon the payment thereof, and Master Licensee shall not be entitled to any refund of any portion of the master license fee.

      2.2    Agreement  Fees.   During the  term  hereof,  Master
Licensee shall pay to Licensor:

         2.2.1 Two  Thousand  Four Hundred  U.S.  Dollars  (U.S.
$2,400)   for  each  Development  Agreement  executed   with   an
unaffiliated Licensee within thirty (30) days of execution of such agreement;

         2.2.2 Two  Thousand  Four Hundred  U.S.  Dollars  (U.S.
$2,400) for each License Agreement for a Primary Facility executed with an unaffiliated Licensee within thirty (30) days of execution of such agreement; and

         2.2.3 One Thousand Eight Hundred U.S. Dollars (U.S. $1,800) for each License Agreement for each Satellite Facility,
Satellite   Route,  or  Laundry  executed  with  an  unaffiliated
Licensee within thirty (30) days of execution of such agreement.

         2.2.4 Four Hundred Fifty U.S. Dollars (U.S. $450) for each License Agreement for each Drop Site executed with an unaffiliated Licensee within thirty (30) days of execution of such agreement.

      2.3 Royalty Fees. Master Licensee shall pay to Licensor an ongoing monthly royalty fee by the twentieth (20th) day of each month for each System Facility operating in the preceding month (or any portion thereof) during the term hereof in the amount of two percent (2%) of the Gross Sales (as defined in Section 2.4) of each System Facility.

      2.4 Gross Sales. "Gross Sales" shall mean the total selling price of all services and products and all income of every other kind and nature related to each System Facility (including, without limitation, all proceeds from frequent user club programs and all proceeds from the sale of coupons, gift certificates or vouchers; provided that at the time such coupons, gift certificates or vouchers are redeemed, the retail price thereof may be credited against Gross Sales during the month in which such coupon, gift certificate or voucher is redeemed for the purpose of determining the amount of Gross Sales upon which the royalty fee is due) whether for cash or credit and regardless of collection in the case of credit, but expressly excluding the following:

         2.4.1 Sums representing sales taxes collected directly from customers, based upon present or future laws of local or national governments, collected by Licensees in the operation of any System Facility, and any other tax, excise or duty which is levied or assessed against Licensees by any local or national authority, based on sales of specific merchandise sold at or from System Facilities, provided that such taxes are actually transmitted to the appropriate taxing authority;

         2.4.2 [Returns to shippers or manufacturers;] and

         2.4.3 Proceeds from isolated sales of trade fixtures not constituting any part of Licensees' products and services offered for resale at such System Facilities nor having any material effect upon the ongoing operation of such System Facilities required under any License Agreement.

      All barter and/or exchange transactions pursuant to which Licensees furnish services and/or products in exchange for goods or services to be provided to Licensees by a vendor, supplier or customer shall, for the purpose of determining Gross Sales, be valued at the full retail value of the goods and/or services so provided to Licensees.

      [Licensor may, from time to time, authorize certain other items to be excluded from Gross Sales. Any such permission may be revoked or withdrawn at any time in writing by Licensor in its discretion.]

      2.5 Currency Conversion. All payments to Licensor made pursuant to this Agreement shall be paid to Licensor in U.S. dollars, or such other currency designated by Licensor from time to time, and wire transferred, at Master Licensee's expense, to such bank account as Licensor shall designate from time to time. Computation of any amounts which require conversion from Malaysian ringgit to U.S. dollars for payments required hereunder shall be made, at Master Licensee's expense, at the electronic transfer selling rate for U.S. dollars quoted by Maybank Berhad, in Kuala Lumpur, Malaysia (or its successor) with respect to ringgit on the date payment is made. Master Licensee shall bear all costs and expenses associated with such currency conversion and transfers of Master Licensee's bank and of any correspondence bank, if any, in the United States.

      2.6 Withholding. Master Licensee shall have the right, for all payments made by Master Licensee to Licensor hereunder, to deduct fifty-percent (50%) of the amount of any withholding taxes on payments Licensor is required to make to the appropriate tax authorities in Malaysia on such payments. Master Licensee shall directly pay to the appropriate taxing authorities, on behalf of Licensor, the full amount which Master Licensee is required to withhold under any laws in Malaysia on payments made by Master Licensee to Licensor. Master Licensee shall transmit to Licensor official receipts for payments of all taxes withheld. If Master Licensee fails to withhold or pay such taxes, it shall indemnify Licensor for the full amount of such taxes and for any loss or liability occasioned by Master Licensee's failure to withhold as required by law, including, but not limited to, any penalties, interest, and expense incurred by Licensor. Master Licensee shall transmit such taxes to the appropriate fiscal authorities. Such taxes shall not affect Master Licensee's obligation to make payments to Licensor as required under this Agreement.

       2.7   Currency  Restrictions.   In  the  event  that  any
governmental authority having jurisdiction in Malaysia imposes restrictions on the transfer of funds or currency to places outside of Malaysia, Licensor, in its sole discretion, shall have the option to require that Master Licensee deposit all payments required under this Agreement to a designated account in Malaysia, and that payment of such accumulated amounts be made to Licensor, pursuant to the terms of Section 2.5 hereof, as soon as possible after any such currency restriction is no longer in effect.

      2.8 Payments to Licensor. Master Licensee shall not be entitled to withhold payments due Licensor under this Agreement on grounds of alleged nonperformance by Licensor hereunder. Any payment not actually received by Licensor on or before the date due shall be deemed overdue. Time is of the essence with respect to all payments to be made by Master Licensee to Licensor. All unpaid obligations under this Agreement shall bear interest from the date due until paid at the rate of twelve percent (12%) per annum, for such periods as the payments are overdue. If any payments are overdue, Master Licensee shall pay Licensor such amounts on demand, plus such interest. Entitlement to interest shall be in addition to any other remedies of Licensor. Notwithstanding anything to the contrary contained herein, no provision of this Agreement shall require the payment or permit the collection of interest in excess of the maximum rate allowed by applicable law. If any excess of interest in such respect is herein provided for, or shall be adjudicated to be so provided in this Agreement, the provisions of this paragraph shall govern and prevail, and Master Licensee shall not be obligated to pay the excess amount of such interest.

3.   DUTIES OF LICENSOR

      3.1   Site Selection Guidelines.  Licensor shall provide to
Master Licensee Licensor's written site selection guidelines used in the United States, which Master Licensee shall adapt for use in each country in the Territory.

      3.2 Site Evaluation. Licensor may provide to Master Licensee such on-site evaluation as Licensor may deem necessary on its own initiative. Licensor shall have the right to require Master Licensee to reimburse Licensor (or its designee) for travel, meals, lodging, and other out-of-pocket expenses incurred by Licensor's employees in making any on-site evaluation.

      3.3   Design  Plans.   Licensor shall  provide  to  Master
Licensee, on loan, a set of prototypical architectural design plans and specifications for each type of System Facility used in the United States. Master Licensee shall independently, and at Master Licensee's expense, have such architectural and design plans and specifications adapted for construction or remodeling of System Facilities in each country in the Territory for use by Licensees.

      3.4 Manuals. Licensor shall furnish to Master Licensee, on loan, one (1) set of Confidential Operations Manuals and such other manuals and written materials as Licensor shall have developed for use in the United States (as the same may be revised and supplemented by Licensor from time to time, the "Manuals"), as more fully described in Section 7 hereof.

      3.5 Computer Software. Licensor shall furnish to Master Licensee certain computer software and hardware to be used by Master Licensee and Licensees in operating under the System. Such computer monitoring software and hardware and accounting and point of sale software shall be licensed to Master Licensee by Licensor as described in the Monitoring Software and Hardware License Agreement and Accounting and Point of Sale Software License Agreement. Such agreements shall be based upon the form of such agreements used by Licensor in the United States (copies of which Master Licensee acknowledges receipt prior to execution hereof) and shall be revised by Licensor within sixty (60) days from the date of execution of this Agreement for conformity with this Agreement and in accordance with the laws, customs, and market characteristics of each country in the Territory. When such agreements are conformed for use by Licensor, Master Licensee shall promptly execute such agreements which shall constitute the Monitoring Software and Hardware License Agreement and Accounting and Point of Sales Software License Agreement for use hereunder and shall be attached as Exhibits C and D hereto. Licensor shall also make available to Master Licensee at a reasonable cost any upgrades, enhancements, or replacements to the software and hardware that are developed from time to time by, or on behalf of, Licensor.

     3.6 Assistance. Licensor shall furnish to Master Licensee in the Territory:

         3.6.1 One (1) of Licensor's employees for a minimum of twenty-one (21) business days, which may not be consecutive, within the first six (6) months after the date first above written, at Master Licensee's sole cost and expense, to provide assistance to Master Licensee in operations, cleaning, marketing, licensee recruitment activities, and such other matters as Licensor, in its sole discretion, deems appropriate; and

         3.6.2 One (1) of Licensor's management personnel for at least a total of five (5) work-days, which may not be consecutive, at Master Licensee's expense, to provide assistance to Master Licensee in operations, cleaning, marketing, licensee recruitment activities, and such other matters as Licensor, in its sole discretion, deems appropriate in each twelve-month period commencing six (6) months after the date first above written, and in each twelve-month period thereafter, upon Master Licensee's request; provided, however, that some or all of the assistance described in this Section 3.6.2 may be furnished by a third-party authorized by Licensor.

Licensor shall pay the salaries for its employees in furnishing the assistance under Sections 3.6.1 and 3.6.2 hereof, and Master Licensee shall promptly reimburse Licensor for all of the out-of-pocket costs and expenses for the travel, food, lodging, and related expenses of Licensor's personnel in furnishing the assistance described in Section 3.6.2 hereof. Any additional in-country assistance furnished by Licensor at Master Licensee's request pursuant to Section 3.6.2 hereof shall be at the then-current rate described in the Manual for additional, subsequent, and replacement initial training, which Master Licensee shall pay to Licensor within thirty (30) days after such assistance is provided.

      3.7  Visits. Licensor shall periodically visit the System
Facilities and provide evaluations of the services rendered and products sold therein from time to time as reasonably determined by Licensor, at Licensor's cost and expense.

     3.8 Advertising and Promotional Materials. Licensor shall furnish to Master Licensee, prior to the opening of the first System Facility, and at Licensor's discretion, certain advertising and promotional materials and information developed for use in the United States. Licensor may from time to time thereafter, at Licensor's discretion, provide to Master Licensee, for use in marketing and conducting local advertising for the System Facilities in the Territory, certain other advertising and promotional materials and information that may be developed by Licensor in the United States at a reasonable cost to Master Licensee, if Master Licensee wishes to purchase such materials and information from Licensor.

      3.9 Advice and Materials. Licensor shall furnish to Master Licensee advice and written materials concerning techniques of managing and operating the System Facilities from time to time developed by Licensor, for use in the United States, including new developments and improvements in laundry and cleaning equipment and products.

      3.10 Laundry and Wetcleaning. Licensor shall furnish to Master Licensee a list of approved suppliers for certain laundry and wetcleaning equipment with which Master Licensee shall require Licensees to comply from time to time as Licensor deems appropriate, as described in Section 5.5.2.7.

      3.11 Training. Licensor shall furnish to Master Licensee an initial training program and other training programs in accordance with the provisions of Section 5.4.

      3.12 System  Changes.   Master Licensee  understands  and
agrees that the System must not remain static if it is to meet presently unforeseen changes in technology, competitive circumstances, and the needs of customers, and to best serve the interest of Licensor, Master Licensee, Licensees, and the System. Accordingly, Master Licensee expressly understands and agrees that Licensor may from time to time change the components of the System, including, but not limited to, altering the programs, services, methods, standards, forms, policies, and procedures of that System; adding to, deleting from, or modifying those programs and services which Licensees' System Facilities are authorized to offer; and, changing, improving, or modifying the Marks. Subject to the other provisions of this Agreement, Master Licensee expressly agrees to abide by any such modifications, changes, additions, deletions, and alterations.

4.   TERM; DEVELOPMENT OF TERRITORY

      4.1 Term. Unless sooner terminated in accordance with this Agreement, the term of this Agreement and all rights granted by Licensor under this Agreement shall expire twenty-five (25) years from the effective date of this Agreement; provided, however, that Licensor agrees to commence discussions with Master Licensee as to potential extension or renewal of the term twenty-three
(23) years from the effective date of this Agreement.

      4.2 Information; Site Approval. Master Licensee shall provide to Licensor:

        4.2.1 At least thirty (30) days prior to the execution of any Development Agreement or License Agreement, such information concerning a prospective licensee as Licensor may reasonably request. Each prospective Developer and Licensee shall be a person of sufficiently good reputation as to character, integrity, financial capacity, and operational skills as to be reasonably expected to comply fully with its obligations under the Development Agreement and License Agreement. Licensor reserves the right, upon written notice to Master Licensee, to approve each such Developer and Licensee prior to execution of an agreement with any such parties. If Licensor exercises such right, Master Licensee shall not execute any agreement with such parties without Licensor's prior written approval, which shall not be unreasonably withheld.

        4.2.2 Such information concerning the proposed site for any System Facility as Licensor reasonably requests, prior to authorizing any Licensee or prospective licensee to acquire a site for any System Facility, and shall consult with Licensor in such a manner as Licensor reasonably requests prior to authorizing any Licensee to acquire such site. Licensor reserves the right to approve the site for each System Facility, and, upon written notice to Master Licensee, to inspect any such site and give its prior written approval for the site for each System Facility. If Licensor exercises such right, Master Licensee shall not approve any site until Master Licensee has received Licensor's written approval.

     4.3   Development Obligations

         4.3.1 Acknowledging that time is of the essence, Master Licensee agrees to have open and in operation in the Territory the cumulative total number of Primary Facilities by the dates indicated in the development schedule (the "Development Schedule") below, by the end of each of the designated development periods (the "Development Periods"); provided, however, that the first Primary Facility shall be developed only by an Affiliated Licensee.

Development                       Cumulative Total Number of Primary Facilities
Period              By:           Which Shall Be Open and in Operation
1             March 31, 1998               One (1)
2             March 31, 1999               Three (3)
3             March 31, 2000               Five (5)
4             March 31, 2001               Ten (10)
5             March 31, 2002               Fifteen (15)
6             March 31, 2003               Twenty-Two (22)
7             March 31, 2004               Twenty-Nine (29)
8             March 31, 2005               Thirty-Six (36)

         4.3.2 Master Licensee agrees to have open and in operation by March 31, 2005 at least one (1) Primary Facility in each of the following states of Malaysia: Wllayah Persekutuan, Selangor, Sabah, Sarawak, Penang, Johor, Pahang, Negri Sembilan, Melaka, Kedah, Perlis, Perak, and Terengganu, and at least one
(1) Primary Facility in the country of Brunei.

         4.3.3 In the event that Master Licensee fails to have open and in operation in the Territory the cumulative total number of Primary Facilities in accordance with the Development Schedule, Licensor shall, at Licensor's option, have the right to terminate the territorial protection described in Section 1.3 of this Agreement; provided, however, that Master Licensee shall, under no circumstances, lose such territorial protection until March 31, 2001; and further provided, that Licensor shall discuss with Master Licensee any reasonable revision of the Development Schedule proposed by Master Licensee, prior to Licensor's exercise of its option to terminate such territorial protection. In the event Licensor terminates such protection, Licensor shall have the right to establish and operate, and to license others to establish and operate, System Facilities under the System and the Marks in any country in the Territory during the term of this Agreement.

5.   DUTIES OF MASTER LICENSEE

      Master Licensee and the Principals, as applicable, make the following representations, warranties and covenants and accept the following obligations:

      5.1    Corporate  Representations and  Warranties.   Master
Licensee represents, warrants and covenants that:

         5.1.1 Master Licensee is a newly formed corporation, and Master Licensee is duly organized and validly existing under the applicable law to its formation;

         5.1.2 Master Licensee is duly qualified and is authorized to do business in each jurisdiction in which its business activities or the nature of the properties owned by it require such qualification;

         5.1.3 Master Licensee's organizational documents shall at all times provide that the activities of Master Licensee are confined exclusively to the development of System Facilities, unless otherwise consented to by Licensor in writing;

         5.1.4   Copies   of  Master  Licensee's   articles   of
incorporation, bylaws, other governing documents, any amendments thereto, resolutions of the Board of Directors authorizing entry into and performance of this Agreement, and any certificates or other documents as may be reasonably required by Licensor have been furnished to Licensor prior to the execution of this Agreement;

         5.1.5 The ownership interests in Master Licensee are accurately and completely described in Exhibit E hereto. Master Licensee shall maintain at all times a current list of all owners of record and all beneficial owners of any class of voting securities in Master Licensee, and shall make its list of owners available to Licensor upon request;

         5.1.6 Master Licensee shall maintain stop-transfer instructions against the transfer on its records of any of its equity securities and each stock certificate representing stock of the corporation shall have conspicuously endorsed upon it a statement in a form satisfactory to Licensor that it is held subject to all restrictions imposed upon assignments by this Agreement; provided, however, that the requirements of this Section shall not apply to the transfer of equity securities of a publicly-held corporation (as defined in Section 12.4); and

         5.1.7 Master Licensee's Principals shall, jointly and severally, guarantee Master Licensee's performance of all of Master Licensee's obligations, covenants and agreements hereunder pursuant to the terms and conditions of the guaranty contained herein, and shall otherwise bind themselves to the terms of this Agreement as stated herein.

      5.2 Best Efforts. Master Licensee's Principals shall devote substantial full time and best efforts to the supervision and conduct of the business contemplated by this Agreement.

      5.3    Compliance with Laws, Rules and Regulations.  Master
Licensee shall comply with all requirements of national and local laws, rules, regulations, and orders in each country in the Territory.

      5.4 Training. Master Licensee agrees that it is necessary to the continued operation of the System that six (6) of Master Licensee's employees and such employees of Affiliated Licensees as Licensor designates receive such training as Licensor may require, and accordingly agrees as follows:

         5.4.1 Not later than ninety (90) days after the date of execution of this Agreement, for Master Licensee's employees, and not later than thirty (30) days prior to the date the System Facility of each Affiliated Licensee is scheduled to open for each of such Affiliated Licensees' employees, Master Licensee's and such Affiliated Licensee's employees as Licensor designates shall attend and complete, to Licensor's satisfaction, Licensor's initial training program in the United States. Training of such persons shall be conducted by Licensor or its designee at a Licensor-operated System Facility or other location designated by Licensor. Licensor shall provide instructors and training materials for such initial training at no additional charge to Master Licensee.

        Licensor shall determine, in its sole discretion, whether such trainees have satisfactorily completed initial training. If the initial training program is not satisfactorily completed, or if Licensor, in its reasonable business judgment based upon the performance of such trainees, determines that the training program cannot be satisfactorily completed by any such person, Master Licensee shall designate a replacement to satisfactorily complete such training.

        Any employees replacing any employee that has received training or any Affiliated Licensee subsequently designated by Master Licensee shall also receive and complete such initial training. Licensor reserves the right to charge a reasonable fee for any initial training provided by Licensor to any such replacement employee. Master Licensee or the Affiliated Licensee, as appropriate, shall be responsible for any and all expenses incurred by Master Licensee or Affiliated Licensee's employees in connection with any initial training program, including, without limitation, costs of travel, lodging, meals and wages.

         Licensor will pay no compensation for any services performed incidental to training by trainees enrolled in Licensor's initial training program or any subsequent training. Licensor reserves the sole and exclusive right to determine the duration of, and what subjects are included in, the curriculum of its training programs, and to train any number of individuals from any number of System Facilities, whether licensed or otherwise affiliated with Licensor, at the same time.

          5.4.2 Master Licensee's Principals and such other personnel of Master Licensee as Licensor shall designate shall attend, at such location in the Territory or otherwise as Licensor reasonably designates, such additional training programs and seminars as Licensor may offer from time to time, if Licensor requires such attendance. For all such programs and seminars,
Licensor will provide the instructors and training materials. However, Licensor reserves the right to impose a reasonable fee for such additional training programs and seminars. Master Licensee shall be responsible for any and all expenses incurred by Master Licensee's Principals and other personnel in connection with such additional training, including, without limitation, costs of travel, lodging, meals, and wages.

          5.4.3 Provided Licensor is satisfied that Master Licensee's employees have successfully completed initial training in the United States as provided under Section 5.4.1, and is further satisfied that Master Licensee is capable of successfully training managers and employees of each Licensee in the
Territory, notwithstanding any terms and conditions in any License Agreement to the contrary, Master Licensee shall furnish training to all Licensees and all of Licensees' employees for all System Facilities in the Territory, as such training is required under the License Agreement. Master Licensee agrees to assume, and does hereby assume, all such obligations of Licensor to furnish initial training under each License Agreement. Master Licensee shall employ a trainer fluent in the English language who shall complete, to Licensor's satisfaction, Licensor's training program, at Master Licensee's sole cost and expense. Master Licensee shall immediately employ a replacement trainer if such trainer ceases to be Master Licensee's trainer. Such trainer shall provide training to Licensee's employees, at such System Facility or other reasonable location as Master Licensee shall designate. Master Licensee shall, at its sole cost and expense, provide, equip, and commence operation of a training program using such trainer which will obtain the same results in training as does Licensor's training school in the United States, as determined by Licensor, for the purpose of providing training as required under each License Agreement. From time to time, Licensor may attend and/or conduct an audit of the Master Licensee's training program. If Licensor, in its sole judgement, determines there are deficiencies in Master Licensee's training program, Master Licensee shall take such action as is required by Licensor to correct such deficiencies, including, without limitation, (a) replacing the Master Licensee's trainer, (b) requiring Master Licensee's trainer to attend additional training in the United States, at Master Licensee's sole cost and expense, or (c) requiring Licensees' employees to attend Licensor's initial training program in the United States.

         5.4.4 Advertising and Promotional Materials and Other Items. Master Licensee shall require all advertising and promotional materials, signs, decorations, paper goods (including all forms and stationery used hereunder), and other items which may be designated by Licensor, to bear the Marks and the description of the services offered by each System Facility in the form, color, location, and manner prescribed by Licensor.

       5.5   Rights  and  Obligations Related  to  Licensees  and
Developers.

         5.5.1 Prospective Licensees and Developers. In dealing with prospective licensees and prospective developers, Master
Licensee shall:

            5.5.1.1   Make  no representations or  warranties  in
conflict  with the terms and conditions of the License  Agreement
or   Development  Agreement,  the  Manuals,  or   other   related
documents; and

            5.5.1.2   Carefully  screen and evaluate  prospective
Licensees and Developers pursuant to the standards prescribed by Licensor.

         5.5.2 Master Licensee's Duties. For each Licensee and Developer, Master Licensee shall, at its sole expense, promptly fulfill all its duties, require each Licensee and Developer to fulfill all their obligations, and enforce all the terms and conditions, under each License Agreement and Development Agreement. In this regard, Master Licensee shall:

             5.5.2.1   Provide  site  selection  counseling   and
assistance, on-site inspections, site evaluations, and site recommendations, in accordance with applicable standards for sites under the System;

             5.5.2.2  Provide training programs;

             5.5.2.3 Provide to each Licensee the plans for the construction of the interior design and layout of the System Facility, advice and consultation to the Licensee with regard to the construction and/or renovation of each System Facility,
conduct   on-site   inspections   during   construction    and/or
renovation, and ensure upon completion of construction and/or renovation that construction and/or renovation has been completed in accordance with the plans and specifications;

             5.5.2.4 Upon completion of construction and/or renovation, inspect each System Facility to confirm that it has been equipped in accordance with the plans and specifications;

             5.5.2.5  Provide the Manuals and all updates  to  the
Manuals:

             5.5.2.6 Provide such opening assistance, and other assistance as designated by Licensor and as required by the License Agreement and Development Agreement;

             5.5.2.7 Require each Licensee to acquire certain laundry and wetcleaning equipment from approved suppliers;

             5.5.2.8 Visit each System Facility in the Territory at least two (2) times each year during the term of the relevant
License   Agreement  and  any  renewals,  in  order  to   provide
continuing assistance as reasonably requested by the Licensee, inspect the premises of such System Facility to determine whether Licensee's continued operation is in conformity with Licensor's procedures, standards, and specifications, and verify compliance by Licensee and Licensee's employees with applicable laws and procedures; and

             5.5.2.9 Monitor (and submit to Licensor, at least once every twelve (12) months) written reports on such forms and at such times as Licensor may request) and, upon Licensor's request, promptly take all steps necessary to remedy any and all matters reasonably requested by Licensor, including:

               5.5.2.9.1   Any apparent deficiencies and problems
concerning the uniformity and quality of service provided by the Licensee;

               5.5.2.9.2    Any  apparent opportunities  for  the
Licensee to improve its performance;

               5.5.2.9.3 Any apparent deviations from Licensor's operating procedures, standards, and specifications or from proper usage of the Marks; and

               5.5.2.9.4    Any apparent violations of applicable
laws.

         5.5.3 Enforcement of Agreements. Master Licensee shall enforce each term and condition of each Development Agreement and of each License Agreement, including timely payments, adherence to the Manuals, correct use of the Marks, successful completion of training, compliance with any development obligations, adherence to site selection and construction criteria, and compliance with operating standards. Moreover, Master Licensee must fulfill each of its duties under each Development Agreement and each License Agreement in a competent and timely manner.

         5.5.4   Services,  Products,  Equipment  and   Programs
Developed By Master Licensee. Master Licensee hereby agrees and affirms that any and all cleaning or laundering services, products, equipment and/or programs, and any inventions, discoveries, technologies, services or products related thereto, irrespective of whether they are or are not patented or patentable, and any sales, marketing, or promotional programs or campaigns concerning same, which are developed by or on behalf of Master Licensee or any Licensee in conjunction with, for use in, arising from, or related to the business licensed hereunder, and which in any way relate directly or indirectly to any Licensee's System Facility or the business licensed hereunder, procedural, technical, or commercial needs, problems, developments, or projects, or to Master Licensee's production, research or experimental developments and projects (collectively, "Master Licensee-developed know-how") are hereby irrevocably and permanently licensed to Licensor for incorporation in the System and subsequent use by Licensor, its affiliates, and, if Licensor determines, for use by other Master Licensees and Licensees, and Master Licensee agrees to make prompt disclosure to Licensor of all such inventions and discoveries.

            5.5.4.1 Further, Licensor shall have the right to apply for, obtain, and own for its sole and exclusive benefit patents for any patentable Master Licensee-developed or Licensee-developed know-how if Master Licensee declines to apply for and obtain such patents. Licensor, its affiliates and its Licensees shall not, as a consequence of Licensor's acquisition of such license or patent rights, be liable to Master Licensee or any Licensee in any fashion whatsoever, be it compensation or otherwise.

            5.5.4.2 If Master Licensee or any Licensee declines to apply for and obtain patents for any patentable Master
Licensee-developed or Licensee-developed know-how, Master Licensee agrees to, and require Licensee to, execute, acknowledge, make, and deliver, to Licensor or its attorney without compensation (but without expense to Master Licensee), any and all instruments, including United States and foreign patent applications, applications for securing, protecting, or registering any property rights embraced within this Agreement, powers of attorney, assignments, oaths, or affirmations, supplemental oaths, and sworn statements, and to do any and all lawful acts which in the judgement of Licensor or its attorney may be necessary or desirable to vest in, or secure for, or maintain for the benefit of Licensor adequate patent and other property rights in the United States and all foreign countries with respect to any and all such Master Licensee-developed or Licensee-developed know-how, whether published or unpublished and whether or not the subject of statutory industrial property or copyright protection.

        5.6 Other Requirements and Obligations. Master Licensee shall comply with all other requirements and perform such other obligations as provided hereunder.

        5.7    Non-Proprietary  Products.   Master  Licensee  shall
comply, and shall require Licensees to comply, with all of Licensor's standards and specifications relating to the purchase of all supplies, materials, fixtures, furnishings, equipment (including computer hardware and software), decor items, signs, delivery vehicles (including alternative fuel vehicles), food and beverage items and other products used or offered for sale at or
from   each  System  Facility.   Master  Licensee  shall  require
Licensees to obtain all cleaning and laundry equipment used at System Facilities solely from suppliers (including manufacturers, distributors and other sources) who continue to demonstrate the
ability   to   meet   Licensor's   then-current   standards   and
specifications  for  such  equipment  used  at  or  from   System
Facilities and routes and who possess adequate quality controls and capacity to supply Master Licensee's needs promptly and reliably; and who have been approved in writing by Licensor prior to any purchases by Master Licensee from any such supplier, and
who  have  not thereafter been disapproved by Licensor.   If  any
Licensee desires to purchase, lease or use any such equipment from an unapproved supplier, Master Licensee shall submit to Licensor a written request for such approval, or shall request the supplier itself to do so. Master Licensee shall not permit any Licensee to purchase or lease from any supplier until and unless such supplier has been approved in writing by Licensor. Licensor shall have the right to require that its representatives be permitted to inspect the supplier's facilities and that samples from the supplier be delivered, either to Licensor or to
an independent laboratory designated by Licensor for testing.   A
charge not to exceed the reasonable cost of the inspection and the actual cost of the test shall be paid by Master Licensee or the supplier. Licensor reserves the right, at its option, to re-inspect from time to time the facilities and products of any such approved supplier and to revoke its approval upon the supplier's failure to continue to meet any of Licensor's then-current criteria. Nothing in the foregoing shall be construed to require Licensor to approve any particular supplier.

6.   MARKS

      6.1 Application for the Marks. Licensor represents with respect to the Marks that Licensor has the right to use, and to license others to use, the Marks; Licensor has applied for, or will apply for, registration in [Malaysia] [Brunei] for the Marks described in Exhibit F hereto; and all other steps reasonably necessary to preserve and protect the ownership and validity of the Marks will be taken. Master Licensee acknowledges that Licensor has applied for, but has not yet received, registration of the Marks described in Exhibit F attached hereto. Master Licensee further acknowledges and agrees that Licensor may be unable to obtain registration of some or all of the Marks for which registration has been made, and that Licensor shall incur no liability to Master Licensee or any Licensee for any failure to obtain such registration. Master Licensee acknowledges that Licensor is the owner of all right, title and interest together with all the goodwill in and to, the Marks, registered and unregistered.

      6.2    Non-Ownership of Marks by Master  Licensee.   Master
Licensee expressly understands and acknowledges that:

         6.2.1 As between Licensor and Master Licensee, Licensor is the owner of all right, title and interest in and to the Marks and the goodwill associated with and symbolized by them.

         6.2.2 Neither Master Licensee nor any Principals shall take any action that would prejudice or interfere with the validity of Licensor's rights with respect to the Marks. Nothing in this Agreement shall give the Master Licensee any right, title, or interest in or to any of the Marks or any of Licensor's service marks, trademarks, trade names, trade dress, logos, copyrights or proprietary materials, except the right to use the Marks and the System in accordance with the terms and conditions of this Agreement.

         6.2.3 Master Licensee understands and agrees that any and all goodwill arising from Master Licensee's and Licensee's
use   of  the  Marks  and  the  System  shall  inure  solely  and
exclusively  to  Licensor's  benefit,  and  upon  expiration   or
termination of this Agreement and the license herein granted, no monetary amount shall be assigned as attributable to any goodwill associated with Master Licensee's use of the Marks.

         6.2.4 Master Licensee shall not contest the validity of Licensor's interest in the Marks or assist others to contest the validity of Licensor's interest in the Marks.

         6.2.5 Master Licensee acknowledges that any unauthorized use of the Marks shall constitute an infringement of Licensor's rights in the Marks and a material event of default hereunder. Master Licensee agrees that it shall provide Licensor with all assignments, affidavits, documents, information and assistance Licensor reasonably requests to fully vest in Licensor all such rights, title and interest in and to the Marks, including all such items as are reasonably requested by Licensor to register, maintain and enforce such rights in the Marks.

         6.2.6 If it becomes advisable at any time, in the discretion of Licensor, to modify or discontinue use of any Mark and/or to adopt or use one (1) or more additional or substituted Marks, then Master Licensee shall comply with any such instruction by Licensor, and shall require each Licensee to comply with such requirement. Master Licensee, and each of the
Licensees, shall promptly make any and all such changes to all signage, stationery, and other items bearing the Marks, at their respective cost and expense; provided such changes are not required by Licensor more than one (1) time in any five-year period. In the event any such changes are required more than one time in any five-year period, the sole obligation of Licensor in such event shall be to reimburse Master Licensee and the Licensees for their documented expenses (such as changing signs, stationery, etc.) of compliance therewith. Master Licensee hereby waives, and Master Licensee shall require each of the Licensees to waive, any other claim arising from or relating to any such Mark change, modification or substitution. Except as provided herein, Licensor shall not be liable to Master Licensee or any Licensee for any expenses, losses or damages sustained by Master Licensee or any Licensee as a result of any such Mark addition, modification, substitution or discontinuation, and Master Licensee hereby covenants not to commence or join in any litigation or other proceeding, and to require Licensees to covenant not to commence or join in any litigation or other proceeding, against Licensor for any such expenses, losses or damages.

         Specifically, and without limitation to the foregoing, Master Licensee expressly affirms and agrees that Licensor may sell its assets, its Marks, or its System outright to a third party; may go public; may engage in a private placement of some or all of its securities; may merge, acquire other corporations, or be acquired by another corporation; may undertake a refinancing, recapitalization, leveraged buyout or other economic or financial restructuring; and, with regard to any or all of the above sales, assignments and dispositions, Master Licensee expressly and specifically waives any claims, demands or damages arising from or related to the loss of said Marks (or any variation thereof) and/or the loss of association with or identification of "Ecofranchising Inc." as Licensor hereunder.

         6.2.7 Master Licensee agrees to assign to Licensor any and all applications for the use of the Marks in any country in the Territory which have been filed prior to the execution of this Agreement.

      6.3    Use  and Display of Marks.  With respect  to  Master
Licensee's licensed use of the Marks pursuant to this Agreement, Master Licensee further agrees that:

          6.3.1 Unless otherwise authorized or required by Licensor, Master Licensee shall operate the business licensed hereunder only under the name "Ecomat" without prefix or suffix. Master Licensee shall not use the Marks as part of its corporate or other legal name.

          6.3.2 During the term of this Agreement, Master Licensee shall identify itself as the master licensee in conjunction with any use of the Marks, including, but not limited to, uses on invoices, order forms, receipts and contracts.

          6.3.3 Master Licensee shall not use the Marks to incur any obligation or indebtedness on behalf of Licensor.

          6.3.4 Master Licensee shall comply with Licensor's instructions in filing and maintaining the requisite trade name or fictitious name registrations, and shall execute any documents deemed necessary by Licensor or its counsel to obtain protection of the Marks or to maintain their continued validity and enforceability, including, without limitation, a registered user agreement.

          6.3.5 Master Licensee shall not register, nor seek to register any trademark or service mark using the words "Ecomat," any Mark, or any trademark or service mark confusingly similar thereto, in the Territory or any other country at any time.

          6.3.6 Master Licensee shall use all Marks in full compliance with rules prescribed from time to time by Licensor in its Manuals or otherwise. Master Licensee is prohibited (except as expressly provided or mandated herein) from using any Mark with any prefix, suffix, or other modifying words, terms, designs or symbols (other than logos licensed by Licensor to Master Licensee). In addition, Master Licensee may not use any Mark in connection with the sale of any unauthorized program, product or service or in any other manner not explicitly authorized in writing by Licensor. Further, Master Licensee shall use the Marks only for the operation of the business licensed hereunder or in advertising for such business. Master Licensee's right to use the Marks is limited to such uses as are authorized hereunder, and any unauthorized use thereof shall constitute an infringement of Licensor's rights and a material and incurable breach of this Agreement which, unless waived by Licensor, shall entitle Licensor to terminate this Agreement unilaterally and immediately upon notice to Master Licensee, with no opportunity to cure, and this Agreement shall thereafter be null, void and of no effect (except for those post-termination and post-expiration provisions which by their nature shall survive).

      6.4 Prosecution of Infringers. Master Licensee shall notify Licensor immediately of any apparent infringement of the Marks, or challenge to Master Licensee's use of any Mark, or of any claim by any person of any rights in any Mark, and Master Licensee and the Principals shall not communicate with any person other than Licensor or any designated affiliate thereof, their counsel and Master Licensee's counsel in connection with any such infringement, challenge or claim. Licensor shall have complete discretion to take such action as it deems appropriate in connection with the foregoing, and the right to control exclusively, or to delegate control to any of its affiliates of, any settlement, litigation or any proceeding arising out of any such alleged infringement, challenge or claim or otherwise relating to any Mark. Master Licensee agrees to execute, and to require each Licensee to execute, any and all instruments and documents, render such assistance, and do such acts or things as may, in the opinion of Licensor, reasonably be necessary or advisable to protect and maintain the interests of Licensor or any affiliate in any litigation or other proceeding or to otherwise protect and maintain the interests of Licensor or any other interested party in the Marks.

      6.5 Defense of Marks By Licensor. In the event that Master Licensee or any Licensee receives notice or is informed or learns of any claim, suit or demand against it on account of any alleged infringement, unfair competition, or similar matter relating to the use of the Marks, Master Licensee shall promptly notify Licensor of any such claim, suit or demand. Thereupon, Licensor shall promptly take such action as it may deem necessary to protect and defend Master Licensee or any Licensee against any such claim by any third party based solely upon any such alleged infringement, unfair competition, or similar matter relating to the use of the Marks, and shall indemnify Master Licensee and any Licensee against any loss, cost or expense incurred in connection therewith. Neither Master Licensee nor any Licensee shall settle or compromise any such claim by a third party without the prior written consent of Licensor. Licensor shall have the right to defend, compromise and settle any such claim at its sole cost and expense, using its own counsel, and Master Licensee agrees to cooperate fully, and to require each Licensee to cooperate fully, with Licensor in connection with the defense of any such claim. Licensor is hereby irrevocably granted authority and is appointed Master Licensee's and each Licensee's attorney in fact to defend and/or settle all of such claims, demands or suits. Master Licensee and each Licensee may participate at his own expense in such defense or settlement, but Licensor's decisions with regard thereto shall be final. Notwithstanding anything herein contained to the contrary, Licensor shall have no obligation to defend or indemnify Master Licensee or any Licensee pursuant to this Agreement or any License Agreement, respectively, if the claim, suit or demand against Master Licensee or any Licensee arises out of or relates to Master Licensee's use of the Marks in violation of the terms of this Agreement or any License Agreement, respectively.

      6.6 Nonexclusive License. The right and license of the Marks granted hereunder to Master Licensee is nonexclusive and Licensor and its affiliates thus have and retain the following rights, among others, subject only to the limitations of
Section 1:

        6.6.1 To grant other licenses for use of the Marks;

        6.6.2 To develop and establish other systems using the Marks or other names or marks and to grant licenses thereto without providing any rights to Master Licensee; and

        6.6.3 To engage, directly or indirectly, through its affiliates, employees, representatives, licensees, assigns, agents and others, at wholesale, retail or otherwise, in the production,  distribution,  license  and  sale  of  products  and services, and to use in connection with such production, distribution and sale, the Marks and any and all trademarks, trade names, service marks, logos, insignia, slogans, emblems, symbols, designs and other identifying characteristics as may be developed or used from time to time by Licensor.

7.   THE MANUALS; CONFIDENTIAL INFORMATION

     7.1   The Manuals.

         7.1.1 To protect the reputation and goodwill of Licensor and to maintain high standards of operation under Licensor's Marks, Master Licensee shall require each Licensee to conduct its System Facility in accordance with the Manuals, other written directives which Licensor may issue to Master Licensee from time to time whether or not such directives are included in the Manuals, and any other manuals and materials created or approved for use in the operation of the business licensed hereunder. Master Licensee acknowledges and agrees that the Manuals, and the rights to use the System hereunder, relate solely to the operation of a single System Facility, and do not contain a description as to operation of Licensor.

         7.1.2 Master Licensee may, at any time, propose to Licensor changes in the Manuals, at its sole cost and expense, to adapt the Manuals to the laws, customs, and market characteristics of the countries of Malaysia and Brunei. Licensor shall use its best efforts to review such proposed adaptations within thirty (30) days of Licensor's submission to Licensor. Any conversion of measurements in the Manual to the metric system shall be made by the Master Licensee at its sole cost and expense. Master Licensee shall not use the adapted Manuals without Licensor's prior written approval. All requirements of this Agreement related to the Manuals shall apply to both the original version of the Manuals provided to Master Licensee and any such adapted Manuals. Licensor shall furnish one (1) copy of adapted Manuals (and approved changes thereto) for the Malaysian and Bruneian versions of the Manuals to each Licensee that has executed a License Agreement for each such country.

         7.1.3 Master Licensee and the Principals shall at all times treat the Manuals, any written directives of Licensor, and any other manuals and materials, and the information contained therein, as confidential and shall maintain such information as secret and confidential in accordance with this Section 7.
Master Licensee and the Principals shall not at any time copy, duplicate, record or otherwise reproduce such materials, in whole or in part, or otherwise make the same available to any unauthorized person.

         7.1.4 All copies of the Manuals, written directives, other manuals and materials and any other confidential communications provided or approved by Licensor shall at all times remain the sole property of Licensor, and all such Manuals and other materials shall be returned to Licensor immediately upon request or upon termination or expiration of this Agreement.

         7.1.5 The Manuals, any written directives, and any other manuals and materials issued by Licensor and any modifications to such materials shall supplement this Agreement.

         7.1.6 Licensor may from time to time revise the contents of the Manuals and the contents of any other manuals and materials created or approved for use in the operation of any System Facility. Master Licensee expressly agrees to require each Licensee to comply with each new or changed standard.

         7.1.7 Master Licensee shall at all times ensure that the Manuals are kept current and up to date. In the event of any dispute as to the contents of the Manuals, the terms of the master copy of the Manuals in the English language maintained by Licensor at Licensor's corporate office shall control.

         7.1.8 The subject matter of the Manuals used in the United States may include (but need not be limited to nor necessarily include all of) the following matters: services, equipment, technologies and procedures relating to the establishment and operation of environmentally friendly laundromat and cleaning facilities, including self-service, drop-off services, and pickup and delivery services; components, requirements, duties, standards, procedures, policies, systems, techniques, guidelines and specifications pertaining to the System and to the operation of a licensed System Facility; services, products and programs embraced by the System and authorized for sale by Licensees; staff composition and organization systems; programs, procedures and guidelines; quality assurance programs; supervision systems; recordkeeping systems and materials; advertising and public relations systems and materials; purchasing procedures; proprietary books, catalogues, literature and other writings and manuals; certain bookkeeping and accounting materials and techniques; management and control systems; personnel qualifications; reports; forms; display of signs and notices; authorized or required equipment, appliances and appurtenances; hours of operation; required uses of Marks; insurance requirements; license requirements; required attire; required manner of offering and selling Ecomat programs, services and products; standards of maintenance and appearance; customer satisfaction; staff training requirements; training specifications; and, additions to, deletions from, modifications to and variations of the programs, services, products and other components constituting the System, including standards and specifications relating thereto.

     7.2   Confidential Information.

         7.2.1 Neither Master Licensee nor any its Principals shall, during the term of this Agreement or thereafter, communicate, divulge or use for the benefit of any other person, persons, partnership, association or corporation and, following the expiration or termination of this Agreement, they shall not use for their own benefit, any confidential information, knowledge or know-how concerning the methods of operation of the business licensed hereunder which may be communicated to them or of which they may be apprised in connection with the operation of any System Facility under the terms of this Agreement. Master Licensee and the Principals shall divulge such confidential information only to such of each of Master Licensee's and each of Licensee's employees as must have access to it in order to operate a System Facility. Any and all information, knowledge, know-how, techniques and any materials used in or related to the System which Licensor provides to Master Licensee in connection with this Agreement shall be deemed confidential for purposes of this Agreement. Neither Master Licensee nor the Principals shall at any time, without Licensor's prior written consent, copy, duplicate, record or otherwise reproduce such materials or information, in whole or in part, nor otherwise make the same available to any unauthorized person. The covenant in this Section shall survive the expiration, termination or transfer of this Agreement or any interest herein and shall be perpetually binding upon Master Licensee and each of the Principals.

        Master Licensee specifically understands and affirms that the following has been deemed to constitute confidential information (without limitation): all products, services, equipment, technologies and procedures relating to the establishment and operation of environmentally friendly laundromat and cleaning facilities, including self-service, drop-off services, and pickup and delivery services; all systems of operation, services, programs, products, procedures, policies, standards, techniques, specifications and criteria which now comprise or in the future may comprise a part of the System; Licensor's Manuals; supplements and/or amendments to the Manuals; records pertaining to customers or billings; methods of advertising and promotion; customers; instructional materials; staff composition and organization systems; quality assurance programs; supervision systems; recommended services; recordkeeping systems and materials; bookkeeping systems and materials; business forms; product and service order forms; general operations materials; revenue reports; standards of interior and exterior design and decor; activity schedules; job descriptions; advertising, promotional and public relations materials, campaigns, guidelines and philosophy; specifications, systems, standards, techniques, philosophies and materials, guidelines, policies and procedures concerning the System; additions to, deletions from, and modifications and variations of the components constituting the System or the systems and methods of operations which are now, or may in the future, be employed by Licensor, including all standards and specifications relating thereto and the means and manner of offering and selling same; and, all other components, specifications, standards, requirements and duties imposed by Licensor or its affiliates.

         7.2.2 At Licensor's request, Master Licensee shall require and obtain execution of covenants similar to those set forth in Section 7.2.1 from any personnel of Master Licensee who have received or will have access to confidential information or training from Licensor. Such covenants shall be substantially in the form set forth in Exhibit G.

8.   BOOKS AND RECORDS

      8.1   Financial Reports.  Master Licensee shall comply, and
require   Licensees  to  comply,  with  the  following  reporting
obligations:

         8.1.1 Master Licensee shall, at Master Licensee's expense, submit to Licensor, in the form prescribed by Licensor, a monthly balance sheet and profit and loss statement (which may be unaudited) for Master Licensee and each Licensee within twenty
(20) days after the end of each month during the term hereof. Each such statement shall be signed by Master Licensee's and each Licensee's treasurer or chief financial officer or comparable officer attesting that it is true, complete and correct;

         8.1.2 Master Licensee shall, at its expense, provide to Licensor an unaudited complete annual financial statement of Master Licensee and each Licensee, including a balance sheet, profit and loss statement, statement of cash flows and statement of financial condition. Master Licensee's annual financial statement shall be prepared by an independent certified public accountant satisfactory to Licensor, in accordance with generally accepted accounting principles in Malaysia, shall be provided to Licensor within ninety (90) days after the end of each fiscal year of Master Licensee and each Licensee during the term hereof, and shall show the results of operations of Master Licensee and each Licensee during such fiscal year; and

         8.1.3 Master Licensee shall also submit to Licensor, for review or auditing, such other forms, reports, records, information and data of Master Licensee and each Licensee as Licensor may reasonably designate, in the form and at the times and places reasonably required by Licensor, upon request and as specified from time to time in writing.

        8.1.4 All of Master Licensee's financial statements shall be in the English language.

      8.2 Audits. Licensor or its designees shall have the right at all reasonable times to review, audit, examine and copy the books and records of Master Licensee as Licensor may require, and Master Licensee shall require each Licensee to permit
Licensor to review, audit, examine, and copy the books and records of each Licensee.

       8.3   Inconsistencies  and  Mistakes.   Master  Licensee
understands and agrees that the receipt or acceptance by Licensor of any of the statements furnished or royalties paid to Licensor (or the cashing of any royalty checks or the drafting of Master Licensee's bank account for royalties due) shall not preclude Licensor from questioning the correctness thereof at any time and, in the event that any inconsistencies or mistakes are discovered in such statements or payments, they shall immediately be rectified by the Master Licensee and the appropriate payment shall be made by the Master Licensee.

 9.  ADVERTISING AND RELATED FEES

       Recognizing that the System is comprised of System Facilities, and further recognizing the importance of all such variations to the System and the value of advertising and the importance of the standardization of advertising programs to the furtherance of the goodwill and public image of the System, the parties agree as follows:

      9.1 Local Advertising. Subject to any allocation of each Licensee's expenditures for local advertising to the Cooperative as described in Section 9.2, Master Licensee shall require each Licensee to spend, during each month throughout the term of each License Agreement, a minimum of three percent (3%) of the Gross Sales (as defined in Section 2.4) of each System Facility on advertising for such System Facility in its assigned area as such term is defined in each License Agreement ("Local Advertising"). Master Licensee shall submit to Licensor an advertising expenditure report accurately reflecting such expenditures by the twentieth (20th) day of each month.

      9.2 Advertising Cooperatives. Master Licensee shall have the right, in its sole discretion, to designate any geographic area as a region for purposes of establishing an advertising cooperative ("Cooperative"). The members of the Cooperative for any such area shall consist of all System Facilities in the area. Each Cooperative shall be organized and governed in a form and manner, and shall commence operation on a date, determined in advance in writing by Licensor and Master Licensee. Each Cooperative shall be organized for the exclusive purposes of administering advertising programs and developing promotional materials for use by the members in Local Advertising. Master Licensee shall administer any such Cooperative as follows:

         9.2.1 Master Licensee shall not require any Licensee to contribute more than two percent (2%) of any Licensee's Gross Sales during each month to the Cooperative unless, subject to Licensor's approval, a majority of the Licensees which are members of the Cooperative agree to the payment of a larger fee. The payment of any such Cooperative fee (up to two percent (2%) of any Licensee's monthly Gross Sales) shall be applied by Master Licensee to any Licensee's Local Advertising requirement set forth in Section 9.1 hereof;

        9.2.2 Master Licensee shall submit to the Cooperative and to Licensor such statements and reports as may be required by Licensor or by the Cooperative. All contributions to the Cooperative shall be maintained and administered in accordance with the documents governing the Cooperative. The Cooperative shall be operated solely as a conduit for the collection and expenditure of the Cooperative fees for the purposes outlined above; and

        9.2.3 All advertising or promotional plans or materials shall be used by the Cooperative or furnished to its members in accordance with the terms of Section 9.3 hereof.

      9.3 Advertising Standards and Approval. All advertising and promotion by Master Licensee in any medium shall be conducted in a dignified manner and shall conform to the standards and requirements of Licensor as set forth in the Manuals or otherwise in writing. If any advertising and promotional plans and materials have not been prepared by Licensor or previously approved by Licensor during the twelve (12) months prior to their proposed use, Master Licensee shall submit such plans and materials to Licensor. Licensor reserves the right to disapprove the future use of any such materials on written notice to Master Licensee. Master Licensee shall promptly discontinue use of any advertising or promotional plans or materials, whether or not previously approved, upon notice from Licensor. Notwithstanding any other provision of this Section 9.3, Master Licensee shall advise Licensor in writing prior to commencing any advertising campaigns or programs in any portion of the Territory; shall provide Licensor such information related thereto as Licensor shall reasonably request; and shall obtain Licensor's prior written approval prior to commencing any such campaign or program.

      9.4 Pricing. Each Licensee shall have the right to sell its products and merchandise and offer services at any prices such Licensee may determine, and shall in no way be bound by any price which may be recommended or suggested by Licensor.

      9.5 Electronic Advertising. Licensor reserves the right to require the Master Licensee to pay Licensor up to Ten Thousand U.S. Dollars (U.S. $10,000) for each twelve-month period within which Master Licensee or any Licensee uses the internet or any other form of electronic advertising in the Territory related to the business licensed hereunder or any System Facility.

10.  DEFAULT AND TERMINATION

      10.1 Automatic Termination Without Notice. Master Licensee shall be deemed to be materially in default under this Agreement and all rights granted herein shall automatically terminate without notice to Master Licensee (1) if Master Licensee becomes insolvent or makes a general assignment for the benefit of creditors or files a voluntary petition under any applicable bankruptcy law or admits in writing its inability to pay its debts when due; or (2) if Master Licensee is adjudicated bankrupt or insolvent in proceedings filed against Master Licensee; or (3) if a bill in equity or other proceeding for the appointment of a receiver of Master Licensee or other custodian for Master Licensee's business or assets is filed and consented to by Master Licensee, or if a receiver or other custodian (permanent or temporary) of Master Licensee's assets or property, or any part thereof, is appointed by any court of competent jurisdiction; or
(4) if proceedings for a composition with creditors under any law are instituted by or against Master Licensee; or (5) if a final judgment against Master Licensee remains unsatisfied or of record for thirty (30) days or longer; or (6) if Master Licensee is dissolved; or (7) if execution is levied against Master Licensee's business or property; or (8) if suit to foreclose any lien or mortgage against the premises or equipment of any business operated hereunder is instituted and not dismissed within thirty (30) days; or (9) if the real or personal property of any business operated hereunder shall be sold after levy by any sheriff, marshal or constable.

      10.2 Immediate Termination Upon Notice Without Opportunity to Cure. Master Licensee shall be deemed to be materially in default and Licensor may, at its option, terminate this Agreement and all rights granted hereunder, without affording Master Licensee any opportunity to cure the default except as provided below, effective immediately upon written notice to Master Licensee, upon the occurrence of any of the following events of default:

         10.2.1 If Master Licensee fails to execute each License Agreement in accordance with Sections 1 and 4;

         10.2.2 If Master Licensee or any of its Principals is convicted of a serious crime, a crime involving moral turpitude or any other crime or offense that Licensor believes is reasonably likely to have an adverse effect on the System, the Marks, the goodwill associated therewith or Licensor's interests therein;

         10.2.3 If a threat or danger to public health or safety results from the construction, maintenance or operation of any System Facility developed under any License Agreement;

         10.2.4 If Master Licensee or any of its Principals breach in any material respect any of the representations, warranties and covenants in Section 5;

         10.2.5 If a transfer or an attempt to transfer any rights or obligations in violation of Section 11 hereof to any third party is made without Licensor's prior written consent or without offering Licensor a right of first refusal with respect to such transfer;

         10.2.6 If Master Licensee or any of the Principals fails to comply with the covenants in Section 12.2 or if Master Licensee fails to obtain the execution of the covenants required under Section 12.8 within thirty (30) days following Licensor's request that Master Licensee obtain the execution of such covenants;

        10.2.7 If an approved transfer upon death or permanent disability is not effected within the time period and in the manner prescribed by Section 11.4;

        10.2.8 If Master Licensee misuses or makes any unauthorized use of the Marks or otherwise materially impairs the goodwill associated therewith or with the System or Licensor's rights therein and does not cure such default within twenty-four
(24) hours following notice from Licensor;

        10.2.9 If Master Licensee or any of its affiliates fails, refuses, or neglects promptly to pay when due any monetary obligation owing to Licensor or any of its affiliates under this Agreement or any other agreement and does not cure such default within thirty (30) days following notice from Licensor;

         10.2.10 If Master Licensee, or any of its Principals, repeatedly commits a material event of default under this Agreement, whether or not such defaults are of the same or different nature and whether or not such defaults have been cured by Master Licensee after notice by Licensor;

          10.2.11  If   Master   Licensee   makes   a   willful
misrepresentation or fails to make a material disclosure required by any governmental authority regarding any matter involving or affecting Master Licensee's obligations under this Agreement;

         10.2.12   If  Master Licensee interferes or attempts  to
interfere  with  Licensor's  contractual  relations  with   other
licensees, clients, employees, advertising agencies or any third parties;

         10.2.13 If Master Licensee interferes or attempts to interfere with Licensor's ability or right to franchise or license others to use and employ Licensor's Marks and System;

         10.2.14 If Master Licensee, in an unauthorized fashion, utilizes or duplicates any aspect of Licensor's System, business, services, programs or products;

         10.2.15 If, contrary to the terms of Section 7 hereof, Master Licensee or any of the Principals discloses or divulges any confidential information provided to Master Licensee or the Principals by Licensor; or

         10.2.16 If Master Licensee knowingly maintains false books or records, or submits any false reports to Licensor.

      10.3 Termination Upon Notice With Opportunity to Cure. Except as provided above in Section 10.2, if Master Licensee fails to comply with any other term or condition imposed by this Agreement, Licensor may terminate this Agreement only by giving written notice of termination stating the nature of such default to Master Licensee at least thirty (30) days prior to the effective date of termination; provided, however, that Master Licensee may avoid termination by immediately initiating a remedy to cure such default and curing it to Licensor's satisfaction within the thirty (30) day period and by promptly providing proof thereof to Licensor. If any such default is not cured within the specified time, this Agreement shall terminate Master Licensee's rights under this Agreement without further notice to Master Licensee effective immediately upon the expiration of the thirty
(30) day period. Defaults which are susceptible of cure hereunder may include, but are not limited to, the following illustrative events:

         10.3.1 If Master Licensee fails to comply with any of the requirements imposed by this Agreement (except for Master Licensee's failure to meet the Development Schedule), as it may from time to time be amended or reasonably be supplemented by Licensor, or fails to carry out the terms of this Agreement in good faith;

        10.3.2 If Master Licensee fails to fulfill promptly all its obligations, fails to promptly to require each Licensee or Developer to fulfill all its obligations, or fails to enforce all the terms and conditions, under each License Agreement and Development Agreement;

         10.3.3 If Master Licensee fails to maintain or observe any of the standards, specifications or procedures prescribed by Licensor in this Agreement or otherwise in writing;

         10.3.4 If Master Licensee fails, refuses, or neglects to obtain Licensor's prior written approval or consent as required by this Agreement;

         10.3.5 If Master Licensee or any of its Principals engages in any business or markets any service or product under a name or mark which, in Licensor's opinion, is confusingly similar to Licensor's Proprietary Marks;

         10.3.6 If Master Licensee fails to pay any obligations to any third parties which may result in liability to Licensor;

         10.3.7 If Master Licensee fails to indemnify Licensor as required by this Agreement;

         10.3.8   If Master Licensee fails, for a period  of  ten
(10) calendar days after notification of non-compliance, to comply with any national or local law or regulation applicable to Master Licensee's obligations under this Agreement or the operation of any System Facilities; or

         10.3.9 If Master Licensee, by act or omission, permits a continued violation in connection with the performance of his obligations hereunder or the operation of any of the System Facilities of any law, ordinance, rule or regulation of a governmental agency in the absence of a good faith dispute over its application or legality and without promptly resorting to an appropriate administrative or judicial forum for relief therefrom.

      10.4 Cross-Default. Licensor shall have the right, at its option, to terminate this Agreement immediately on notice to Master Licensee in the event of a default by Master Licensee under any other agreement between Licensor or any of its affiliates and Master Licensee or any of its affiliates, for which such agreement has been terminated or for which such agreement is subject to termination by its terms.

      10.5 Post-Termination. Upon termination or expiration of this Agreement, all rights granted hereunder to Master Licensee shall forthwith terminate, and:

         10.5.1 Upon the termination or expiration of this Agreement, Master Licensee shall have no right to enter into a License Agreement for any System Facility for which a License Agreement has not been executed by Master Licensee and a
Licensee,  and  been  delivered  to  Licensor  at  the  time   of
termination or expiration.

         10.5.2   Master   Licensee  shall   immediately   and
permanently   cease  to  use,  in  any  manner  whatsoever,   any
confidential methods, computer software, procedures, and techniques associated with the System; the mark "Ecomat"; and all other Marks and distinctive forms, slogans, signs, symbols, and devices associated with the System. In particular, Master Licensee shall cease to use, without limitation, all signs, advertising materials, displays, stationery, forms, and any other articles which display the Marks.

         10.5.3 Master Licensee shall take such action as may be necessary to cancel any assumed name or equivalent registration which contains the mark "Ecomat" or any other service mark or trademark of Licensor, and Master Licensee shall furnish Licensor with evidence satisfactory to Licensor of compliance with this obligation within five (5) days after termination or expiration of this Agreement.

          10.5.4 Master Licensee agrees, in the event it continues to operate or subsequently begins to operate any other business, not to use any reproduction, counterfeit, copy or colorable imitation of the Marks, either in connection with such other business or the promotion thereof, which is likely to cause confusion, mistake, or deception, or which is likely to dilute Licensor's rights in and to the Marks, and further agrees not to utilize any designation of origin or description or representation which falsely suggests or represents an association or connection with Licensor constituting unfair competition.

          10.5.5 Master Licensee and its Principals shall promptly pay all sums owing to Licensor and its affiliates. Such sums shall include all damages, costs and expenses, including reasonable attorneys' fees, incurred by Licensor as a result of any default by Master Licensee, which obligation shall give rise to and remain, until paid in full, a lien in favor of Licensor against any and all of the personal property, furnishings, equipment, signs, fixtures, and inventory owned by Master Licensee.

          10.5.6 Master Licensee shall immediately transfer to Licensor all Master Licensee's rights and obligations in all License Agreements and Development Agreements, and shall execute, and, upon Licensor's request, require any Licensee or Developer to execute, all documents reasonably required by Licensor in connection with such transfer in a form satisfactory to Licensor.

          10.5.7 Master Licensee and its Principals shall pay to Licensor all damages, costs and expenses, including reasonable attorneys' fees, incurred by Licensor in connection with obtaining any remedy available to Licensor for any violation of this Agreement and, subsequent to the termination or expiration of this Agreement, in obtaining injunctive or other relief for the enforcement of any provisions under this Agreement.

         10.5.8   Master Licensee shall immediately  deliver  to
Licensor all Manuals,   records,    files,    instructions,
correspondence, any computer hardware and software licensed by Licensor, all materials related to operating any System Facility, including, without limitation, agreements, invoices, and any and all other materials relating to the operation of such facilities in Master Licensee's possession or control, and all copies thereof (all of which are acknowledged to be Licensor's property), and shall retain no copy or record of any of the foregoing, except Master Licensee's copy of this Agreement and of any correspondence between the parties and any other documents which Master Licensee reasonably needs for compliance with any provision of law.

         10.5.9 Master Licensee and its Principals shall comply with the restrictions on confidential information contained in
Section 7 of this Agreement and shall also comply with the non-competition covenants contained in Section 12. Any other person required to execute similar covenants pursuant to Section 12.8 shall also comply with such covenants.

         10.5.10 Master Licensee shall also immediately furnish Licensor an itemized list of all advertising and sales promotion materials bearing the Marks or any of Licensor's distinctive markings, designs, labels, or other marks thereon. Licensor shall have the right to inspect these materials. Licensor shall have the option, exercisable within thirty (30) days after such inspection, to purchase any or all of the materials at Master Licensee's cost. Materials not purchased by Licensor shall not be utilized by Master Licensee or any other party for any purpose unless authorized in writing by Licensor.

      10.6 Licensor's Rights. If Licensor terminates this Agreement in accordance with this Section 10, Licensor shall be entitled to establish, and to license others to establish, System Facilities in the Territory, except as may be otherwise provided under any License Agreement which is then in effect.

      10.7 No Waiver. Licensor's exercise of any of its rights hereunder shall not, in the event of a default, constitute a waiver by Licensor to exercise its option to terminate this Agreement at any time with respect to a subsequent event of default of a similar or different nature.

      10.8 No Exclusion. No right or remedy herein conferred upon or reserved to Licensor is exclusive of any other right or remedy provided or permitted by law or in equity.
11.  TRANSFER OF INTEREST

      11.1 Transfer by Licensor. Licensor shall have the right to transfer or assign this Agreement and all or any part of its rights or obligations herein to any person or legal entity; provided, however, that Licensor make such transfer or assignment only if Licensor reasonably believes that such person or legal entity is capable of performing the rights and obligations of Licensor transferred or assigned under this Agreement. Specifically, and without limitation of the foregoing, Master Licensee agrees that Licensor may sell its assets, the Marks or the System to a third party; may offer its securities privately or publicly; may merge, acquire other corporations, or be acquired by another corporation; may undertake a refinancing, recapitalization, leveraged buyout or other economic or financial restructuring; and, with regard to any or all of the above sales, assignments and dispositions, Master Licensee expressly and specifically waives any claims, demands or damages against Licensor arising from or related to the transfer of the Marks (or any variation thereof) or the System from Licensor to any other party. Nothing contained in this Agreement shall require Licensor to remain in the business of operating or licensing the operation of System Facilities or other facilities or to offer any services or products, whether or not bearing the Marks, to Master Licensee, if Licensor assigns its rights in this Agreement.

     11.2  Transfer by Master Licensee.

         11.2.1 Master Licensee and its Principals understand and acknowledge that the rights and duties set forth in this Agreement are personal to Master Licensee and that Licensor has granted such rights in reliance on the business skill, financial capacity and personal character of Master Licensee and its Principals. Accordingly, neither Master Licensee nor any Principal, nor any successor or assign of Master Licensee or any Principal, shall sell, assign, transfer, convey, give away, pledge, mortgage or otherwise dispose of or encumber any direct or indirect interest in this Agreement, in Master Licensee, or any interest of Master Licensee in any License Agreement, or permit any transfer under any License Agreement by any Licensee or person with an interest in Licensee, without the prior written consent of Licensor. Any purported assignment or transfer, by operation of law or otherwise, made in violation of this Agreement shall be null and void and shall constitute a material event of default under this Agreement.

         11.2.2 If Master Licensee wishes to transfer any such interest described in Section 11.2.1 requiring Licensor's consent, Master Licensee and the proposed transferee shall apply to Licensor for its consent. Licensor shall not unreasonably withhold its consent to any such transfer. Licensor may, however, in its sole discretion, require any or all of the following as conditions of its approval to any such transfer:

            11.2.2.1 All the accrued monetary obligations of Master Licensee and its affiliates and all other outstanding obligations to Licensor and its affiliates arising under this Agreement or any other agreement shall have been satisfied in a timely manner and Master Licensee shall have satisfied all trade accounts and other debts, of whatever nature or kind, in a timely manner;

            11.2.2.2 Master Licensee and its affiliates shall not be in default of any provision of this Agreement, any amendment hereof or successor hereto, or any other agreement between Master Licensee or any of its affiliates and Licensor or any of its affiliates, and Master Licensee shall have substantially and timely complied with all the terms and conditions of such agreements during the terms thereof;

             11.2.2.3 The transferor and its principals, as applicable, shall have executed a general release, in a form satisfactory to Licensor, of any and all claims, against Licensor, its affiliates, and the respective officers, directors, shareholders, partners, agents, representatives, independent contractors, servants and employees of each of them, in their corporate and individual capacities, including, without limitation, claims arising under this Agreement, and any other agreement between Master Licensee and Licensor or any of its affiliates or under national or local laws, rules, regulations or orders;

             11.2.2.4 The transferee  shall  demonstrate   to
Licensor's  satisfaction  that  transferee  meets  the   criteria
considered by Licensor when reviewing a prospective Master Licensee's application for master license rights, including, but not limited to, Licensor's educational, managerial and business standards, transferee's good moral character, business reputation and credit rating, transferee's aptitude and ability to conduct the business contemplated hereunder (as may be evidenced by prior related business experience or otherwise), transferee's financial resources and capital for operation of the business licensed hereunder;

             11.2.2.5 The transferee shall enter into a written agreement, in a form satisfactory to Licensor, assuming full, unconditional, joint and several, liability for and agreeing to perform from the date of the transfer, all obligations, covenants and agreements contained in this Agreement; and such of transferee's principals as Licensor may designate shall execute such agreement as transferee's Principals and guarantee the performance of all such obligations, covenants and agreements;

             11.2.2.6 The transferee shall execute  the  standard
form master license agreement then being offered to new System master licensees or a revised form of this Agreement, as Licensor deems appropriate, and such other ancillary agreements as Licensor may require, all of which shall be adapted for use under Malaysian law and in accordance with this Agreement and which agreements shall supersede this Agreement and its ancillary documents in all respects and the terms of which agreements may differ from the terms of this Agreement, (except that the
Development Schedule shall remain the same), and such of transferee's principals as Licensor may designate as Principals shall execute such agreements as transferee's Principals and guarantee the performance of all such obligations, covenants and agreements;

            11.2.2.7 The transferor shall remain liable for all of the obligations to Licensor in connection with this Agreement incurred prior to the effective date of the transfer and shall execute any and all instruments reasonably requested by Licensor to evidence such liability;

            11.2.2.8 Master  Licensee shall pay  to  Licensor  a
transfer fee of Five Thousand U.S. Dollars (U.S. $5,000) to reimburse Licensor for its reasonable costs and expenses associated with reviewing the application to transfer, including, without limitation, legal and accounting fees;

            11.2.2.9 The transferee shall make and will be bound by any or all of the representations, warranties and covenants set forth at Section 5 as Licensor requests. Transferee shall provide to Licensor evidence satisfactory to Licensor that the terms of such Section 5 have been satisfied and are true and correct on the date of transfer;

           11.2.2.10 The transferor shall furnish to Licensor a copy of the executed contract of assignment; and

           11.2.2.11 The transferor shall remain liable for all the obligations to Licensor arising out of or related to this Agreement prior to the effective date of the transfer or assignment, and shall execute all instruments reasonably requested by Licensor to evidence such liability.

         11.2.3 Master Licensee acknowledges and agrees that each condition which must be met by the transferee is reasonable and necessary to assure such transferee's full performance of the obligations hereunder.

         11.2.4 Master Licensee agrees to defend at its own cost and to indemnify and hold harmless Licensor, its corporate
parent,    and    the   subsidiaries,   affiliates,    designees,
shareholders, directors, officers, employees and agents of either entity, from and against any and all losses, costs, expenses (including attorneys' and experts' fees), court costs, claims, demands, damages, liabilities, however caused (whether or not such losses, costs, expenses, court costs, claims, demands, damages or liabilities are reduced to prejudgment), resulting directly or indirectly from or pertaining to any statements, representations or warranties that may be given by Master Licensee or any of the Master Licensee's Principals to any proposed assignee of the license.

     11.3  Right of First Refusal.

         11.3.1 If Master Licensee wishes to transfer all or part of its interest in this Agreement or if Master Licensee or a Principals wishes to transfer any ownership interest in Master Licensee, pursuant to any bona fide offer received from a third party to purchase such interest, then such proposed seller shall promptly notify Licensor in writing of each such offer, and shall provide such information and documentation relating to the offer as Licensor may require. Licensor shall have the right and option, exercisable within thirty (30) days after receipt of such written notification, to send written notice to the transferor that Licensor intends to purchase the transferor's interest on the same terms and conditions offered by the third party. In the event that Licensor elects to purchase the transferor's interest, closing on such purchase must occur within sixty (60) days from the date of notice to the transferor of the election to purchase by Licensor, or such other date the parties agree upon in writing. Any material change in the terms of any offer prior to closing shall constitute a new offer subject to the same right of first refusal by Licensor as in the case of an initial offer. Failure of Licensor to exercise the option afforded by this
Section 11.3.1 shall not constitute a waiver of any other provision of this Agreement, including all of the requirements of this Section 11 relating to a proposed transfer.

         11.3.2 In the event an offer from a third party provides for payment of consideration other than cash or involves certain intangible benefits, Licensor may elect to purchase the interest proposed to be sold for the reasonable cash equivalent. If the parties cannot agree within a reasonable time on the reasonable cash equivalent of the non-cash part of the offer, then such amount shall be determined by two (2) appraisers, with each party selecting one (1) appraiser, and the average of their determinations shall be final and binding. In the event of such appraisal, each party shall bear its own legal and other costs and shall split the appraisal fees. In the event that Licensor exercises its right of first refusal herein provided, it shall have the right to set off against any payment therefor (i) all fees for any such independent appraiser due from Master Licensee hereunder and (ii) all amounts due from Master Licensee to Licensor or any of its affiliates.

         11.3.3  Failure to comply with the provisions of  this
Section  11.3  prior  to the transfer of any interest  in  Master
Licensee or in this Agreement shall constitute a material event of default under this Agreement.

     11.4  Transfer Upon Death or Incapacity.

         11.4.1 Upon the death of any Principal who is a natural person and who has an interest in Master Licensee (the "Deceased"), the executor, administrator or other personal representative of the Deceased shall transfer such interest to a third party in accordance with the conditions described in this
Section 11.4 within twelve (12) months after the death. If no personal representative is designated or appointed or no probate proceedings are instituted with respect to the estate of the Deceased, then the distributee of such interest must be approved by Licensor. If the distributee is not approved by Licensor, then the distributee shall transfer such interest to a third party approved by Licensor within twelve (12) months after the death of the Deceased.

         11.4.2 Upon the permanent disability of any Principal who is a natural person and who has an interest in Master Licensee, Licensor may, in its sole discretion, require such interest to be transferred to a third party in accordance with the conditions described in this Section 11.4.2 within six (6) months after notice to Master Licensee. "Permanent disability" shall mean any physical, emotional or mental injury, illness or incapacity which would prevent a person from performing the obligations set forth in this Agreement or in the guaranty made part of this Agreement for at least ninety (90) consecutive days and from which condition recovery within ninety (90) days from the date of determination of disability is unlikely. Permanent disability shall be determined upon examination of the person by a licensed practicing physician selected by Licensor; or if the person refuses to submit to an examination, then such person shall be automatically deemed permanently disabled as of the date of such refusal for the purpose of this Section 11.4.2. The costs of any examination required by this Section shall be paid by Licensor.

         11.4.3 Upon the death or claim of permanent disability of Master Licensee or any Principals, Master Licensee or a representative of Master Licensee, must promptly notify Licensor of such death or claim of permanent disability. Any transfer upon death or permanent disability shall be subject to the same terms and conditions as described in this Section 11 for any inter vivos transfer. If an interest is not transferred upon death or permanent disability as required in this Section 11.4, then such failure shall constitute a material event of default under this Agreement.

      11.5 No Waiver. Licensor's consent to a transfer of any interest described herein shall not constitute a waiver of any claims which Licensor may have against the transferring party, nor shall it be deemed a waiver of Licensor's right to demand exact compliance with any of the terms of this Agreement by the transferee.

      11.6 Public Offerings. Securities of or partnership interests in Master Licensee may be offered to the public, by private offering or otherwise, only with the prior written consent of Licensor which consent shall not be unreasonably withheld. All materials required for such offering by applicable law shall be submitted to Licensor for a limited review as discussed below prior to being filed with any governmental agency; and any materials to be used in any exempt offering shall be submitted to Licensor for such review prior to their use. No offering by Master Licensee shall imply (by use of the Marks or otherwise) that Licensor is participating in an underwriting, issuance or offering of Master Licensee's or Licensor's securities or the securities of any affiliate of Licensor; and Licensor's review of any offering materials shall be limited solely to the subject of the relationship between Master Licensee and Licensor and its affiliates. Licensor may, at its option, require Master Licensee's offering materials to contain a written statement prescribed by Licensor concerning the limitations described in the preceding sentence. Master Licensee, its Principals and the other participants in the offering must fully indemnify Licensor and its affiliates, their respective partners, and the officers, directors, shareholders, partners, agents, representatives, independent contractors, servants and employees of each of them, in connection with the offering. For each proposed offering, Master Licensee shall pay to Licensor a nonrefundable fee of Five Thousand U.S. Dollars (U.S. $5,000), or such greater amount as is necessary to reimburse Licensor for its reasonable costs and expenses associated with reviewing the proposed offering materials, including, without limitation, legal and accounting fees. Master Licensee shall give Licensor written notice at least thirty (30) days prior to the date of commencement of any offering or other transaction covered by this Section.

      11.7 No Encumbrance. Master Licensee shall not have the right to pledge, encumber, hypothecate or otherwise give any third party a security interest in this Agreement, the license conveyed hereunder or the licensed Business in any manner whatsoever without the prior written permission of Licensor, which permission may be withheld for any reason whatsoever in Licensor's sole subjective judgment.

12.  COVENANTS

      12.1 Management and Operation of Development Activities. Master Licensee and its Principals covenant that during the term of this Agreement, except as otherwise approved in writing by Licensor, Master Licensee and the Principals shall devote full energy and best efforts to the management and operation of the development activities contemplated under this Agreement.

      12.2 In-Term Covenant Against Competition. Master Licensee and the Principals specifically acknowledge that, pursuant to this Agreement, Master Licensee has the right and the obligation to develop the Territory for the benefit of the System and, in connection therewith, that Master Licensee and the Principals will receive valuable training, trade secrets and confidential information which are beyond the present skills and experience of Master Licensee and the Principals and Master Licensee's managers and employees. Master Licensee and the Principals acknowledge that such specialized training, trade secrets and confidential information provide a competitive advantage and will be valuable to them in the development and operation of the System Facilities and that gaining access to such specialized training, trade secrets and confidential information is, therefore, a primary reason for entering into this Agreement. In consideration for such specialized training, trade secrets, confidential information and rights, Master Licensee and the Principals covenant that with respect to Master Licensee, during the term of this Agreement (or with respect to each of the Principals, during the term of this Agreement for so long as such individual or entity satisfies the definition of "Principals" as defined in
Section 17.5 of this Agreement) except pursuant to valid License Agreements with Master Licensee or as otherwise approved in writing by Licensor, neither Master Licensee nor any of the Principals shall, either directly or indirectly, for themselves or through, on behalf of or in conjunction with any person(s), partnership or corporation:

         12.2.1 Divert, or attempt to divert, any business or customer of the business described hereunder to any competitor, by direct or indirect inducement or otherwise, or do or perform, directly or indirectly, any other act injurious or prejudicial to the goodwill associated with the Marks and the System.

         12.2.2 Employ, or seek to employ, any person who is at that time or was within the preceding one hundred twenty (120) days employed by Licensor or by any other Licensee or Master Licensee of Licensor, or otherwise directly or indirectly induce such person to leave that person's employment, except as may be permitted under any existing master license agreement, operating agreement, or license agreement between Licensor and Master Licensee.

         12.2.3 Own, maintain, operate, engage in or have any financial or beneficial interest in (including any interest in corporations, partnerships, trusts, unincorporated associations or joint ventures), advise, assist or make loans to, any business located within the Territory, or any other country, province, state or geographic area in which Licensor has used, sought registration of or registered the same or similar Marks or operates or licenses others to operate a business under the same or similar Marks, which business is of a character and concept similar to the System Facilities, including any business which operates or franchises laundromats or cleaning establishments that provide self-service, drop-off or pickup and delivery laundry services or drop-off or pickup and delivery cleaning services for garments and other fabrics, whether such business utilizes environmentally sound laundry or cleaning techniques or traditional laundry or dry-cleaning techniques.

      12.3 Post-Term Covenant Against Competition. With respect to Master Licensee, and for a continuous uninterrupted period commencing upon the expiration, termination, or transfer of all of Master Licensee's interest in, this Agreement (or with respect to each of the Principals, commencing upon the earlier of:
(i) the expiration, termination, or transfer of all of Master Licensee's interest in this Agreement or (ii) the time such individual or entity ceases to satisfy the definition of "Principals" as described in Section 17.5 of this Agreement), and continuing for two (2) years thereafter, except pursuant to valid License Agreements with Master Licensee or as otherwise approved in writing by Licensor, neither Master Licensee nor any of the Principals shall, directly or indirectly, for themselves or through, on behalf of or in conjunction with any person, persons, partnership or corporation:

         12.3.1 Divert, or attempt to divert, any business or customer of the business described hereunder to any competitor, by direct or indirect inducement or otherwise, or do or perform, directly or indirectly, any other act injurious or prejudicial to the goodwill associated with Licensor's Marks and the System.

         12.3.2 Employ, or seek to employ, any person who is at that time or was within the preceding one hundred twenty (120) days employed by Licensor or by any other Licensee or Master Licensee of Licensor, or otherwise directly or indirectly induce such person to leave that person's employment, except as may be permitted under any existing master license agreement, operating agreement, or license agreement between Licensor and Master Licensee.

         12.3.3 Own, maintain, operate, engage in or have any financial or beneficial interest in (including any interest in corporations, partnerships, trusts, unincorporated associations or joint ventures), advise, assist or make loans to, any business that is of a character and concept similar to the System Facilities, including any business which operates or franchises laundromats or cleaning establishments that provide self-service, drop-off or pickup and delivery laundry services or drop-off or pickup and delivery cleaning services for garments and other fabrics, whether such business utilizes environmentally sound laundry or cleaning techniques or traditional laundry or dry-cleaning techniques, as of the earlier of: (i) the expiration, termination or the transfer of all of Master Licensee's interest in, this Agreement; or (ii) the time such Principals ceases to satisfy the definition of a Principals, as applicable, which business is, or is intended to be, located within:

           12.3.3.1 the Territory; or

           12.3.3.2 a three (3)-mile radius of any System Facility in existence or under construction.

       12.4 Competitive Business. Master Licensee and the Principals are prohibited from engaging in any such competitive business described in Sections 12.2 and 12.3 hereof, as a proprietor, partner, investor, shareholder, director, officer, employee, principal, agent, adviser, or consultant thereof. It is the intention of this provision to preclude not only direct competition but also all forms of indirect competition, such as consultation for competitive businesses, service as an independent contractor for such competitive businesses, or any assistance or transmission of information of any kind or nature whatsoever which would be of any material assistance to a competitor. Nothing herein shall prevent Master Licensee or the Principals from owning for investment purposes up to an aggregate of five (5%) percent of the capital stock of any such competitive business, provided that said business is a publicly held corporation, and provided that Master Licensee does not control any such company. A "publicly held corporation" for purposes of this Agreement shall mean any corporation which has securities registered with any national or regional securities exchange or traded through or on any national or regional securities association in the Territory.

         It is the intention of this provision that any person or entity having any legal or beneficial interest in or traceable to, down or through Master Licensee or the Principals be bound by the provisions of the covenants in Sections 12.2 and 12.3 hereof, including (without limitation) the spouse, brother, brother-in-law, sister, sister-in-law, parents, parents-in-law, child, son-in-law or daughter-in-law of Master Licensee or any of the Principals; any direct or indirect beneficiary; any partner (general or limited) or proprietor of Master Licensee; and, any other such related person or entity, regardless of how many levels or tiers there may be between any such described person or entity and Master Licensee.

      12.5 Lesser Included Covenants Enforceable at Law. The parties acknowledge and agree that each of the covenants contained herein are reasonable limitations as to time, geographical area, and scope of activity to be restrained and do not impose a greater restraint than is necessary to protect the goodwill or other business interests of Licensor. The parties agree that each of the covenants herein shall be construed as independent of any other covenant or provision of this Agreement. If all or any portion of a covenant in this Section 12 is held unreasonable or unenforceable by a court or agency having valid jurisdiction in an unappealed final decision to which Licensor is a party, Master Licensee and the Principals expressly agree to be bound by any lesser covenant subsumed within the terms of such covenant that imposes the maximum duty permitted by law, as if the resulting covenant were separately stated in and made a part of this Section 12.

      12.6 Reduction of Scope by Licensor. Master Licensee and the Principals understand and acknowledge that Licensor shall have the right, in its sole discretion, to reduce the scope of any covenant set forth in Sections 12.2, 12.3, and 12.4 hereof, or any portion thereof, without their consent, effective immediately upon notice to Master Licensee; and Master Licensee and the Principals agree that they shall comply forthwith with any covenant as so modified, which shall be fully enforceable notwithstanding the provisions of Section 18.1.

      12.7 Claims no Defense; Costs and Expenses of Enforcement. Master Licensee and the Principals expressly agree that the existence of any claims they may have against Licensor, whether or not arising from this Agreement, shall not constitute a defense to the enforcement by Licensor of the covenants in this Section. Master Licensee and the Principals agree to pay all costs and expenses (including reasonable attorneys' fees) incurred by Licensor in connection with the enforcement of this
Section 12.

      12.8 Execution of Similar Covenants. At Licensor's request, Master Licensee shall require and obtain the execution of covenants similar to those set forth in Sections 12.2, 12.3, and
12.4 (including covenants applicable upon the termination of a person's employment with Master Licensee) from any personnel of Master Licensee who have received or will have access to
confidential   information  or  training  from  Licensor.    Such
covenants shall be substantially in the form set forth in Exhibit G. Notwithstanding the foregoing, Licensor reserves the right, in its sole discretion, to decrease the period of time or geographic scope of the noncompetition covenant set forth in Exhibit G or eliminate such noncompetition covenant altogether for any party that is required to execute such agreement under this Section 12.8.

      12.9  Enforcement of Covenants. Master  Licensee  and  the
Principals acknowledge that any failure to comply with the requirements of this Section shall constitute a material event of default under this Agreement. Master Licensee and the Principals acknowledge that a violation of this Section would result in irreparable injury to Licensor for which no adequate remedy at law may be available, and Master Licensee and the Principals accordingly consent to the issuance of an injunction prohibiting any conduct by Master Licensee or the Principals in violation of the terms of this Section. Master Licensee and the Principals agree to pay all court costs and reasonable attorneys' fees incurred by Licensor in connection with the enforcement of this Section, including payment of all costs and expenses for obtaining specific performance, injunctive relief or any other remedy available to Licensor for any violation of the requirements of this Section.

     12.10 In the event of any violation of Section 7.2 hereof or this Section 12, or of any agreement described in such sections, the parties hereto agree that Licensor will be damaged and that, at the time of execution of this Agreement, damages are difficult to estimate. Accordingly, Licensor and Master Licensee agree that in the event that Master Licensee violates Section 7.2 or this Section 12 hereof, or any of Master Licensee's or any of Licensee's employees, officers, directors, or managers who have executed Confidentiality Agreement and Ancillary Covenants Not to Compete, violate any such agreement, or any Licensee or Developer violates a comparable provision in a License Agreement, Master Licensee shall pay Fifty Thousand U.S. dollars (U.S. $50,000) to Licensor as liquidated damages, and not as a penalty, for such breach. Nothing herein shall bar Licensor from obtaining injunctive relief or such additional damages as Licensor may demonstrate it is entitled.

13.  INDEPENDENT CONTRACTOR; INDEMNIFICATION; THIRD PARTY RIGHTS

      13.1 Relationship of the Parties. The parties acknowledge and agree that this Agreement does not create a fiduciary relationship between them, that Master Licensee shall be an independent contractor and that nothing in this Agreement is intended to constitute either party an agent, legal representative, subsidiary, joint venturer, partner, employee, joint employer or servant of the other for any purpose.

      13.2 Notice to Public. During the term of this Agreement, Master Licensee shall hold itself out to the public as an independent contractor conducting its operations pursuant to master license rights and obligations granted by Licensor. Master Licensee agrees to take such action as shall be necessary to that end, including, without limitation, exhibiting a notice of that fact in a conspicuous place at the premises of Master Licensee's licensed business, the content and form of which Licensor reserves the right to specify in writing.

      13.3 No Ability to Bind or Impose Liability on Licensor. Master Licensee understands and agrees that nothing in this Agreement authorizes Master Licensee or any of the Principals to make any contract, agreement, warranty or representation on Licensor's behalf, or to incur any debt or other obligation in Licensor's name and that Licensor shall in no event assume liability for, or be deemed liable under this Agreement as a result of, any such action, or for any act or omission of Master Licensee or any of the Principals or any claim or judgment arising therefrom.

     13.4  Indemnification.

         13.4.1 Master Licensee and each of the Principals shall, at all times, indemnify and hold harmless to the fullest extent permitted by law Licensor, its affiliates, successors and assigns, and the respective officers, directors, shareholders, partners, agents, representatives, independent contractors, independent contractors, servants and employees of each of them ("Indemnitees") from all "losses and expenses" (as defined in this Section 13.4 below) incurred in connection with any action, suit, proceeding, claim, demand, investigation or inquiry (formal or informal), or any settlement thereof (whether or not a formal proceeding or action has been instituted) which arises out of or is based upon any of the following:

            13.4.1.1 The infringement, alleged infringement, or any other violation or alleged violation by Master Licensee or an Licensee or any of their Principals of any patent, mark, copyright or other proprietary right owned or controlled by third parties (except as such may occur with respect to any right to use the Marks, any copyrights or other proprietary information granted to Master Licensee or a Licensee hereunder or under a License Agreement);

            13.4.1.2 The violation, breach or asserted violation or breach by Master Licensee, any of its Principals, any Licensee, or any principals of any Licensee of any national or local law, regulation, ruling, standard or directive, or any industry standard;

            13.4.1.3 Libel, slander or any other form of defama tion of Licensor, the System, or any Master Licensee or Licensee operating under the System, by Master Licensee, any of its Principals, any Licensee, or any principals of any Licensee;

            13.4.1.4 The violation or breach by Master Licensee,
any  of  the  Principals,  any Licensee,  or  any  principals  of
Licensee, of any warranty, representation, agreement or obligation in this Agreement or in any License Agreement or other agreement between Master Licensee or any of its affiliates and Licensor or any of its affiliates, or the respective officers, directors, shareholders, partners, agents, representatives, independent contractors, servants and employees of any of them; and

            13.4.1.5 Acts, errors or omissions of Master Licensee or any Licensee, any of Master Licensee's or any Licensee's affiliates, any of the Principals and the officers, directors, shareholders, partners, agents, representatives, independent contractors, servants and employees of each of them in connection with the performance of the activities contemplated under this Agreement or the establishment and operation of any System Facility pursuant to a License Agreement.

        13.4.2 Master Licensee and each of the Principals agree to give Licensor immediate notice of any such action, suit, proceeding, claim, demand, inquiry or investigation. At the expense and risk of Master Licensee and each of the Principals, Licensor may elect to assume (but under no circumstance is obligated to undertake), associate counsel of its own choosing with respect to, the defense and/or settlement of any such action, suit, proceeding, claim, demand, inquiry or investi gation. Such an undertaking by Licensor shall, in no manner or form, diminish the obligation of Master Licensee and each of the Principals to indemnify the Indemnitees and to hold them harmless.

        13.4.3 In order to protect persons or property or its reputation or goodwill, or the reputation or goodwill of others, Licensor may, at any time and without notice, as it, in its judgment deems appropriate, consent or agree to settlements or take such other remedial or corrective action as it deems expedi ent with respect to the action, suit, proceeding, claim, demand, inquiry or investigation if, in Licensor's sole judgment, there are reasonable grounds to believe that:

            13.4.3.1 any of the acts or circumstances enumerated in Section 13.4.3 above has occurred; or

            13.4.3.2  any act, error or omission as described  in
Section 13.4.3 may result directly or indirectly in damage, injury or harm to any person or any property.

            13.4.3.3 All losses and expenses incurred under  this
Section 13 shall be chargeable to and paid by Master Licensee or any of the Principals pursuant to its obligations of indemnity under this Section, regardless of any action, activity or defense undertaken by Licensor or the subsequent success or failure of such action, activity or defense.

            13.4.3.4  As  used  in this Section  13,  the  phrase
"losses  and  expenses"  shall include, without  limitation,  all losses, compensatory, exemplary or punitive damages, fines, charges, costs, expenses, lost profits, legal fees, court costs, settlement amounts, judgments, compensation for damages to Licensor's reputation and goodwill, costs of or resulting from delays, financing, costs of advertising material and media time/space and costs of changing, substituting or replacing the same, and any and all expenses of recall, refunds, compensation, public notices and other such amounts incurred in connection with the matters described.

         13.4.4 The Indemnitees do not assume any liability whatsoever for acts, errors or omissions of any third party with whom Master Licensee, any of the Principals, Master Licensee's affiliates or any of the officers, directors, shareholders, partners, agents, representatives, independent contractors and employees of Master Licensee or its affiliates may contract, regardless of the purpose. Master Licensee and each of the Principals shall hold harmless and indemnify the Indemnitees for all losses and expenses which may arise out of any acts, errors or omissions of Master Licensee, any Licensee, their Principals, Master Licensee's or any Licensee's affiliates, the officers, directors, shareholders, partners, agents, representatives, independent contractors and employees of Master Licensee and Licensees and their affiliates and any such third parties without limitation and without regard to the cause or causes thereof or the negligence of Licensor or any other party or parties arising in connection therewith, and whether such negligence be sole, joint or concurrent or active or passive.

         13.4.5 Under no circumstances shall the Indemnitees be required or obligated to seek recovery from third parties or otherwise mitigate their losses in order to maintain a claim against Master Licensee or any of the Principals. Master Licensee and each of the Principals agree that the failure to pursue such recovery or mitigate loss will in no way reduce the amounts recoverable from Master Licensee or any of the Principals by the Indemnitees.

         13.4.6 Master Licensee and the Principals expressly agree that the terms of this Section 13 shall survive the termination, expiration or transfer of this Agreement or any interest herein.

      13.5 Third-Party Rights. Licensor and Master Licensee agrees that Licensor shall be, at Licensee's election, and as specified in the License Agreement, (1) a third-party beneficiary of each License Agreement and Development Agreement or (2) a party to each License Agreement and Development Agreement. Under each such License Agreement and Development Agreement, Licensor shall have the independent right (without, however, any obligation) to assert each right of Master Licensee against Licensee or Developer, respectively, and to enforce each obligation of any Licensee or Developer, respectively, to Master Licensee under any such License Agreement or Development Agreement as if such right was held by Licensor and such obligation was independently owed to Licensor regardless as to whether Master Licensee has sought to assert such right or to enforce such obligation. Master Licensee shall promptly reimburse Licensor for any costs and expenses incurred by Licensor in asserting any such right or enforcing any such obligation, including, without limitation, transportation, food, lodging, and legal fees and expenses. Licensor and Master Licensee acknowledge and agree that Licensor has no direct or indirect obligations to any Licensee or Developer, except to the extent specifically stated herein.

14.  APPROVALS

      14.1 Manner of Obtaining Approval. Whenever this Agreement requires the prior approval or consent of Licensor, Master
Licensee shall make a timely written request to Licensor and such approval or consent shall be obtained in writing.

      14.2 No Warranties or Guarantees. Licensor makes no warranties or guarantees upon which Master Licensee may rely and assumes no liability or obligation to Master Licensee or any third party to which it would not otherwise be subject, by providing any waiver, approval, advice, consent or suggestion to Master Licensee in connection with this Agreement, or by reason of any neglect, delay or denial of any request therefor.

15.  NON-WAIVER AND REMEDIES

      15.1 Waiver. No delay, waiver, omission or forbearance on the part of Licensor to exercise any right, option, duty or power arising out of any breach or default by Master Licensee or the Principals under this Agreement shall constitute a waiver by Licensor to enforce any such right, option, duty or power against Master Licensee or the Principals, or as to a subsequent breach or default by Master Licensee or the Principals. Acceptance by Licensor of any payments due to it hereunder subsequent to the time at which such payments are due shall not be deemed to be a waiver by Licensor of any preceding breach by Master Licensee or the Principals of any terms, provisions, covenants or conditions of this Agreement.

      15.2 Rights and Remedies. All rights and remedies of the parties to this Agreement shall be cumulative and not alternative, in addition to and not exclusive of any other rights or remedies which are provided for herein or which may be available at law or in equity in case of any breach, failure or default or threatened breach, failure or default of any term, provision or condition of this Agreement or any other agreement between Master Licensee or any of its affiliates and Licensor or any of its affiliates. The rights and remedies of the parties to this Agreement shall be continuing and shall not be exhausted by any one or more uses thereof and may be exercised at any time or from time to time as often as may be expedient; and any option or election to enforce any such right or remedy may be exercised or taken at any time and from time to time. The expiration, earlier termination or exercise of Licensor's rights pursuant to Section 10 of this Agreement shall not discharge or release Master
Licensee or any of the Principals from any liability or obligation then accrued, or any liability or obligation continuing beyond, or arising out of, the expiration, the earlier termination or the exercise of such rights under this Agreement. Additionally, Master Licensee and the Principals shall pay all court costs and reasonable attorneys' fees incurred by Licensor in obtaining any remedy available to Licensor for any violation of this Agreement.

16.  NOTICES

      16.1 Any and all notices required or permitted under this Agreement shall be in writing in the English language and shall be personally delivered or mailed by expedited delivery service, or sent by facsimile to the respective parties at the following addresses unless and until a different address or telefax number has been designated by written notice to the other party:

      Notices to Licensor:   Ecofranchising, Inc.
                             147 Palmer Avenue
                             Mamaroneck, New York  10538
                             Attention: President
                             Telefax Number:  914-777-3502


      Notices to Master Licensee and
      the Principals:   ______________________________
                        ______________________________
                        Malaysia
                        Telefax Number:_________________



       Any notice shall be deemed to have been given at the time of personal delivery or, in the case of facsimile upon transmission (provided confirmation of receipt is furnished) or, in the case of expedited delivery service, three (3) business days after the date and time of mailing.

       16.2     All  other  reports,  invoices,  documents,  and
communications provided hereunder shall be given  by  parties  to
one   another  in  the  English  language,  except  as  otherwise specifically stated herein.

       16.3 The English language version of this Agreement shall govern and control.

17.   SEVERABILITY AND CONSTRUCTION

       17.1 Severability. Except as expressly provided to the contrary herein, each portion, section, part, term and provision of this Agreement shall be considered severable; and if, for any reason, any portion, section, part, term or provision is determined to be invalid and contrary to, or in conflict with, any existing or future law or regulation by a court or agency having valid jurisdiction, this shall not impair the operation of, or have any other effect upon, the other portions, sections, parts, terms or provisions of this Agreement that may remain otherwise intelligible, and the latter shall continue to be given full force and effect and bind the parties; the invalid portions, sections, parts, terms or provisions shall be deemed not to be part of this Agreement; and there shall be automatically added such portion, section, part, term or provision as similar as possible to that which was severed which shall be valid and not contrary to or in conflict with any law or regulation.

       17.2 Limitation on Persons Upon Whom Rights and Remedies Conferred. Except as expressly provided to the contrary herein, nothing in this Agreement is intended, nor shall be deemed, to confer upon any person or legal entity other than Master Licensee and Licensor's, officers, directors and personnel and such of Master Licensee's and Licensor's respective successors and assigns as may be contemplated any rights or remedies under or as a result of this Agreement.

       17.3 Captions. All captions in this Agreement are intended solely for the convenience of the parties and shall not affect the meaning or construction of any provision of this Agreement.

       17.4 Gender and Number. All references to the masculine, neuter or singular shall be construed to include the masculine, feminine, neuter or plural, where applicable. Without limiting the obligations individually undertaken by the Principals under this Agreement, all acknowledgments, promises, covenants, agreements and obligations made or undertaken by Master Licensee in this Agreement shall be deemed, jointly and severally, undertaken by all of the Principals.

       17.5 Master Licensee's "Principals". The term Master Licensee's "Principals" shall include, collectively and individually, Master Licensee's spouse, if Master Licensee is an individual, all officers and directors of Master Licensee (including the officers and directors of any general partner of Master Licensee) whom Licensor designates as Master Licensee's Principals and all holders of an ownership interest in Master Licensee and of any entity directly or indirectly controlling Master Licensee. The initial Master Licensee's Principals are Zaleha Read and Nina Ozurah BT. Osu.

       17.6 Counterparts. This Agreement may be executed in counterparts and each copy so executed shall be deemed an original.

       17.7 Effective Date. This Agreement shall not become effective until signed by the President of Licensor.

       17.8 Expenses of Litigation. Licensor shall be entitled to recover from Master Licensee reasonable attorneys' fees, experts' fees, court costs and all other expenses of arbitration or litigation, in the event that Licensor prevails in any action instituted by or against Master Licensee.

18.   ENTIRE AGREEMENT; APPLICABLE LAW; DISPUTE RESOLUTION

        18.1  Integration  and  Merger.  This  Agreement,   the
documents referred to herein and the exhibits hereto, constitute the entire, full and complete agreement between Licensor and Master Licensee and the Principals concerning the subject matter hereof and shall supersede all prior related agreements between Licensor and Master Licensee and the Principals. Except for those permitted to be made unilaterally by Licensor hereunder, no amendment, change or variance from this Agreement shall be binding on either party unless mutually agreed to by the parties and executed by their authorized officers or agents in writing.

       18.2 Governing Law. This Agreement is to be construed in accordance with the law of Malaysia without recourse to Malaysian choice of law or conflicts of law principles.

       18.3 Arbitration. Except as described in Section 18.4 hereof, any claim or controversy arising out of or related to this Agreement or the making, performance, or interpretation of this Agreement shall be finally settled under the International Rules of the American Arbitration Association then in force, including the Supplementary Procedures for International Commercial Arbitration, by one arbitrator appointed by the American Arbitration Association in accordance with such rules. The place of arbitration shall be in New York City, New York, and the law applicable to the arbitration procedure shall be determined by referring to the law of the place of arbitration. The English language shall be used throughout the arbitral proceedings. All costs of arbitration, including the arbitrator's fee, shall be borne by the losing party. The parties agree that the award of the arbitrator shall be the sole and exclusive remedy between them regarding any claims, counterclaims, issues, or accountings presented or pled to the arbitrator; that it shall be made and shall promptly be payable in U.S. dollars free of any tax, deduction or offset; and that any costs, fees, or taxes incident to enforcing the award shall, to the maximum extent permitted by law, be charged against the party resisting such enforcement. The award shall include interest from the date of any damages incurred for breach or other violation of the contract, and from the date of the award until paid in full, at a rate to be fixed by the arbitrator, but in no event less than one-and-a-half percent (1.5%) per month, or part of a month, from the date until paid.

       18.4  Injunctive  Relief.   Nothing  herein  contained
(including, without limitation, Section 18.3 hereof, regarding arbitration) shall bar Licensor's or Master Licensee's right to obtain injunctive relief, from a court of competent jurisdiction, against threatened conduct that will cause it loss or damage, under the usual equity rules, including the applicable rules for obtaining specific performance, restraining orders, and preliminary injunctions.

       18.5 Costs and Expenses. Each party shall bear its own costs, and expenses, including all court costs, arbitration
costs,   and   reasonable  attorneys'  fees,  incurred   in   any
arbitration or legal proceeding relating to this Agreement.

       18.6 Nonexclusive Remedies. Neither the foregoing nor any other remedy exercised by either party shall be deemed exclusive but both parties shall be entitled cumulatively to exercise any and all remedies available in law or equity, and its exercise of any one right or remedy shall not preclude it from exercising any other right or remedy.

19.   ACKNOWLEDGMENTS

       19.1 Investigation. Master Licensee acknowledges that it has conducted an independent investigation of the business venture contemplated by this Agreement and recognizes that the success of this business venture involves substantial business risks and will largely depend upon the ability of Master Licensee's Principals. Licensor expressly disclaims making, and Master Licensee acknowledges that it has not received or relied on, any warranty or guarantee, express or implied, as to the potential volume, profits or success of the business venture contemplated by this Agreement. No representation has been made by Licensor (or any employee, agent or salesperson thereof) and relied upon by Master Licensee as to the future or past income, expenses, sales volume or potential profitability, earnings or income of the System Facility(ies) to be licensed to Master Licensee, or any other System Facility.

       19.2. Acknowledgment. Both Licensor and Master Licensee further acknowledge and agree that Licensor has operated no System Facilities in either country in the Territory; that Licensor has made no representations or guarantees to Master Licensee as to the viability, marketability, or adaptability in either country in the Territory of the Licensor's System, System Facilities or the products or services sold therefrom; and that Master Licensee has performed its own independent research and investigation as to the viability, marketability, and adaptability in the countries in the Territory of Licensor's System, System Facilities, and the products and services sold therefrom, and assumes all of the business risks associated therewith.

       19.3 Advice. Master Licensee acknowledges that Master Licensee has received, read and understands this Agreement and the related exhibits and agreements and that Licensor has afforded Master Licensee sufficient time and opportunity to consult with advisors selected by Master Licensee about the potential benefits and risks of entering into this Agreement.

       19.4 Receipt Master Licensee acknowledges that it received a complete copy of this Agreement and all related Exhibits and agreements at least five (5) business days prior to the date on which this Agreement was executed. Master Licensee further acknowledges that it has received the disclosure document required by the Trade Regulation Rule of the Federal Trade Commission entitled "Disclosure Requirements and Prohibitions Concerning Franchising and Business Opportunity Ventures" at least ten (10) business days prior to the date on which this Agreement was executed.

       19.5 Reasonableness. The covenants not to compete set forth in this Agreement are fair and reasonable, and will not impose any undue hardship on Master Licensee and Master
Licensee's Principals, since Master Licensee and Master Licensee's Principals have other considerable skills, experience and education which afford them the opportunity to derive income from other endeavors.

       IN WITNESS WHEREOF, the parties hereto have duly executed and delivered this Agreement on the day and year first above written.

                                   LICENSOR:
ATTEST:                            ECOFRANCHISING, INC.

                                   By: /s/ Diane Weiser
WITNESS                            Name: Diane Weiser
                                   Title:

                                   MASTER LICENSEE:
ATTEST:                            ELITE-FAME SDN BHD

                                   By: /s/Zaleha Abdullah/Reed
WITNESS                            Name: Zaleha Abdullah/Reed
                                   Title: Managing Director

                                   By: /s/Nina Ozurah bt Ozu
                                   Name: Nina Ozurah bt Ozu
                                   Title: Director of Operations
                                                    and Training


                           Guarantee

      Each of the undersigned acknowledges and agrees as follows:

       (1) Each has read the terms and conditions of the Master License Agreement and acknowledges that the execution of this Guarantee and the undertakings of the Principals in the Master License Agreement are in partial consideration for, and a condition to, the granting of the rights in the Master License Agreement, and that Licensor would not have granted such rights without the execution of this guaranty and such undertakings by each of the undersigned;

       (2) Each is included in the term "Principals" as described in Section 17.5 of the Master License Agreement;

       (3) Each individually, jointly and severally, makes all of the covenants, representations, warranties and agreements of the Principals set forth in the Master License Agreement and is obligated to perform thereunder; and

       (4)  Each individually,   jointly   and   severally,
unconditionally and irrevocably guarantees to Licensor and its successors and assigns that all of Master Licensee's obligations under the Master License Agreement will be punctually paid and performed. Upon default by Master Licensee or upon notice from Licensor, each will immediately make each payment and perform each obligation required of Master Licensee under the Master License Agreement. Without affecting the obligations of any of the Principals under this guaranty, Licensor may, without notice to the Principals, waive, renew, extend, modify, amend or release any indebtedness or obligation of Master Licensee or settle, adjust or compromise any claims that Licensor may have against Master Licensee. Each of the Principals waives all demands and notices of every kind with respect to the enforcement of this guaranty, including, without limitation, notice of presentment, demand for payment or performance by Master Licensee, any default by Master Licensee or any guarantor and any release of any guarantor or other security for this guaranty or the obligations of Master Licensee. Licensor may pursue its rights against any of the Principals without first exhausting its remedies against Master Licensee and without joining any other guarantor hereto and no delay on the part of Licensor in the exercise of any right or remedy shall operate as a waiver of such right or remedy, and no single or partial exercise by Licensor of any right or remedy shall preclude the further exercise of such right or remedy. Upon receipt by Licensor of notice of the death of any of the Principals, the estate of the deceased will be bound by the foregoing guaranty, but only for defaults and obligations under the Master License Agreement existing at the time of death, and in such event, the obligations of the remaining Principals shall continue in full force and effect. Principals agree that the governing law and dispute resolution provisions contained in
Section 18 of the Agreement apply to this Guarantee.

                            Principals:

Witness                     Name: /s/Zaleha Abdullah/Read
                            Printed Name: Zaleha Abdullah/Read

Witness                     Name: /s/Nina Ozurah bt Ozu
                            Printed Name: Nina Ozurah bt Ozu