Form 10QSB
period 1997-03-31
ECOMAT INC
filed 1997-05-20
CIK 1008653

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549


                         FORM 10-QSB


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934


            For the Quarter Ended March 31, 1997

              Commission File Number   0-21613


                        ECOMAT, INC.
                     ----------------
  (Exact name of small business issuer as specified in its
                          charter)

                    Delaware                    13-3865026
              ---------------------           --------------
          (State or other jurisdiction of    (I.R.S. Employer
          incorporation or organization)     Identification No.)

          147 Palmer Avenue, Mamaroneck, NY  10543
     -------------------------------------------------
     (Address of principal executive offices)(Zip Code)

                        (914) 777-3600
                    ----------------------
      (Issuer's telephone number, including area code)


       Check  whether the issuer (1) has filed  all  reports
required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


     The  number  of  shares  outstanding  of  the  Issuer's
Common  Stock, par value $.0001 per share,  as of   May  15,
1997 was 3,603,000.

                        ECOMAT, INC.

                            INDEX


                                                  Page

Part I.  Financial Information



Condensed Consolidated Balance Sheets
   March 31, 1997 (unaudited) and December 31, 1996            1


Condensed Consolidated Statements of Operations
   Three Months Ended March 31, 1997 and 1996 (unaudited)      2


Condensed Consolidated Statements of Cash Flows
   Three Months Ended March 31, 1997 and 1996 (unaudited)      3


Notes to Condensed Consolidated Financial
   Statements                                                  4-5


Management's Discussion and Analysis of Financial
   Conditions and Results of Operations                        6-7

                             ECOMAT, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS                                   MARCH 31,           DECEMBER 31,
------                                    1997                  1996
                                        ----------            ----------
                                        (UNAUDITED)               *

Current Assets
   Cash and cash equivalents            $2,585,255            $4,307,955
   Accounts receivable                      64,033                45,126
   Franchise fees receivable               290,504                26,054
   Prepaid expenses                         78,811                69,186
                                         ---------             ---------
      Total current assets               3,018,603             4,448,321

Franchise Fees Receivable                   66,196                66,196
Property and equipment, net                714,743               644,796
Other assets                               166,594                35,505
                                         ---------             ---------

                                        $3,966,136            $5,194,818
                                        __________            __________
                                        ----------            ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities
   Note payable, current portion               -              $1,000,000
   Accounts payable and
   accrued expenses                        154,405               280,744
   Prepaid laundry revenue                  19,275                11,934
                                         ---------             ---------
         Total current liabilities         173,680             1,292,678

Notes payable, net of current portion      391,340               392,597
Deferred rent payable                      179,830               179,830
Deferred franchise revenue                 580,018               373,085
                                         ---------             ---------
                                         1,324,868             2,238,190

Commitments and contingency

Stockholders' equity
   Preferred stock, $.0001 par value
   Common stock, $.0001 par value              360                   360
   Additional paid-in capital            6,376,127             6,441,467
   Accumulated deficit                  (3,735,219)           (3,485,199)
                                        ----------            ----------
Total Stockholders' Equity               2,641,268             2,956,628
                                        ----------            ----------

                                        $3,966,136            $5,194,818
                                        __________            __________
                                        ----------            ----------

*  Derived from audited financial statements

 See accompanying notes to the condensed consolidated financial statements.

                          ECOMAT, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                          Three Months Ended March 31,
                                          ----------------------------
                                            1997                1996
Revenues                                   ------              -------
   Cleaning and laundry services        $  102,526            $  102,770
   Franchise revenue                        98,500                 -
                                        ----------            ----------

                                           201,026               102,770
                                        __________            __________
                                        ----------            ----------

Costs and expenses

   Facilities operating costs:
      Compensation and related              78,927                61,061
      Advertising and promotion              3,754                12,621
      Supplies                              11,350                 1,428
      Rent and related                      43,077                28,616
      Utilities                             20,145                25,731
      Other                                 33,483                 4,359
                                        ----------            ----------

      Total Facilities Operating Costs     190,736               133,816
                                        ----------            ----------
   Advertising and promotion,
   franchise sales                          17,189                 8,600
                                        ----------           -----------
   General and administrative expenses
      Compensation                          80,778                95,341
      Rent                                  17,381                18,951
      Professional and consulting fees      66,420                31,696
      Other                                 87,814                80,557
                                        ----------           -----------
      Total General and Administrative
      Expenses                             252,393               226,545
                                        ----------           -----------

   Depreciation and amortization            32,898                30,744
                                        ----------           -----------

   Total costs and expenses                493,216               399,705
                                        ----------           -----------


      Operating loss                      (292,190)             (296,935)
                                        ----------           ------------
Other income (expense)
   Interest income                          44,670                 -
   Interest expense                           -                  (18,446)
                                        ----------           -----------

                                            44,670               (18,446)
                                        ----------           -----------

Loss before provision for income taxes    (247,520)             (315,381)
Income taxes                                 2,500                 3,560
                                        ----------           -----------

      Net loss                           $(250,020)            $(318,941)
                                        __________           ___________
                                        ----------           -----------

Net loss per share                           $(.07)                $(.13)
                                           _______                 _____
                                           -------                 -----
Weighted average number of
shares outstanding                       3,601,500             2,400,000
                                       ___________           ___________
                                       -----------           -----------

  See accompanying notes to the condensed consolidated financial statements.

                          ECOMAT, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                         Three Months Ended March 31,
                                            1997                  1996
                                         ---------              --------

Cash flows from operating activities
   Net loss                              $(250,020)            $(318,941)
   Adjustment to reconcile net loss to
   net cash used in operating activities
         Depreciation and amortization      32,898                30,744

      Changes in assets and liabilities
         Accounts receivable and
         prepaid expenses                 (292,982)              (38,073)
         Other assets                      (76,089)             (137,868)
         Accounts payable and
         accrued expenses                 (126,339)              205,889
         Accrued interest                     -                   18,484
         Deferred revenue                  206,933               145,247
         Other current liabilities           7,341
         Other  long term  liabilities         -                   4,050
                                          ---------              --------

Net cash used in operating activities     (498,258)              (90,468)
                                          ---------              --------

Cash flows from investing activities
Payments for acquisition of subsidiary     (65,000)
Purchase of property and equipment         (77,845)               (5,182)
                                          ---------              --------

Net cash used in investing activities     (142,845)               (5,182)
                                          ---------              --------

Cash flows from financing activities
   Proceeds from the issuance of
   shares in a public offering,
   net of related costs                    (80,340)                 -
   Payment of note payable              (1,001,257)                 -
   Proceeds from notes payable             -                     112,500
                                        ----------              ---------

Net cash provided by (use in)
financing activities                    (1,081,597)              112,500
                                        ----------              ---------
Net increase (decrease) in cash
and cash equivalents                    (1,722,700)               16,850

Cash and cash equivalents -
beginning of period                       4,307,955               10,447
                                         ----------           ----------
Cash and cash equivalents -
end of period                            $2,585,255           $   27,297
                                         __________           ___________
                                         ----------           -----------


 See accompanying notes to the condensed consolidated financial statements.

                          ECOMAT, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note A - In the opinion of management of Ecomat, Inc. and Subsidiaries (the "Company"), the accompanying unaudited condensed consolidated financial statements as of March 31, 1997 include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 and do not include all the information and footnote disclosures required by generally accepted accounting principles for complete financial statements.

     The results of operations for the three months ended March
31, 1997 are not necessarily indicative of the results to be expected for the full year.




Note B - Notes Payable                            March 31,        Dec. 31
                                                   1997             1996

  Notes payable consist of the following:
     Note payable- majority stockholder           $215,000       $1,215,000
     Note payable - officer/stockholder             71,836           71,836
     Accrued interest                              104,504          105,761
                                                  --------       ----------

                                                   391,340        1,392,597
                                                  --------       ----------

  Less:  current  portion of  Notes  payable         -            1,000,000
                                                  --------       ----------


                                                  $391,340         $392,597
                                                  ________       __________
                                                  --------       ----------

  The Company's notes payable to two officers/principal stockholder/directors in the amount of $215,000 and $71,836 at March 31, 1997, bear interest at 7% per annum and are due in December 1998. The Notes are convertible into common stock at a price equal to the book value of the Company within certain limitations as defined in the notes.

 During January 1997, the Company paid $1,000,000 to its majority stockholders as a partial repayment of the note payable.



Note C-Acquisition of Subsidiary

      In February 1997, the Company purchased assets of a cleaner in Ridgefield, Connecticut. The Company agreed to issue 3,000 shares (valued at $15,000) to the seller and to pay cash consideration of $65,000. The subsidiary is not considered significant to the Company's financial

                           ECOMAT,INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note C - (Cont.)
statements. The terms of the agreement provide that an additional 12,000 shares will be issued contingent upon performance of the acquired unit, as defined. Such contingency consideration will be recorded as additional purchase price if and when the performance goals are achieved.

The accompanying condensed consolidated financial statements include activity of the acquisition from February 12, 1997 to March 31, 1997. Such activity is not material to the Company's operations and as such no pro forma information has been presented.



Note D- New Accounting Pronouncement - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.



Note E - Subsequent Events

      In March 1997 the Company entered into a contract to purchase the assets of White Glove Valet Cleaners in New York,
New York for approximately $200,000. The closing is expected to occur in the second quarter of 1997.

                        ECOMAT, INC.

Management's Discussion & Analysis of Financial Condition and
                   Results of Operations


  Ecomat, Inc., is a Delaware corporation ("Ecomat" or the "Company") that has been formed to develop the Ecomat concept nationally and internationally which, management believes, provides the first environmentally sound solution to current dry cleaning methods in the United States and is currently the only franchiser of this concept. Ecomat currently has four Company-owned facilities in New York City, Mamaroneck, NY, Scarsdale,
NY and Ridgefield CT.

  There are currently signed franchise agreements for seven cluster franchises, two in New Jersey, and one each in Long Island, NY, Brooklyn, NY, Austin, TX, Westchester
County, NY and Boulder, Co.  In addition, there is one
Ecomat self-service laundromat and drop-off facility franchise in Manhattan, NY. As of March 31, 1997 there were 2 Westchester route franchise clusters in operation (two (2) drop sites) and one other facility in operation in Long Island. In addition, the Company has signed three master franchise agreements for various parts of Europe, Indonesia and Malaysia/Brunei.



  Revenues. Total operating revenues, for the period ending March 31, 1997 increased by $98,256 as compared to the corresponding period in 1996. This represents an increase of 96% as compared to the period ending March
31, 1996. This increase principally was due to franchise revenue recognized by the company in the three months ended March 31, 1997. The company actually received cash payments of $36,000 from master franchises that was not recognized as revenue in the current quarter. These revenues will be recognized in future periods, according to the company's accounting policy.

  Cleaning and laundry revenue remained constant for the three months ended March 31, 1997 as compared to the corresponding period in 1996. Ecomat acquired an existing wet cleaning facility in Ridgefield, CT in February 1997. The Company expects additional revenues from this location to augment volume and revenue in the next quarter. In addition the Company intends to acquire a full service facility in Manhattan in the second quarter of 1997. The Company intends to convert the 72nd St. facility to a satellite location in the second quarter and to open another satellite location as well. Through these acquisitions, management believes that greater economies of scale can be achieved and management anticipates operations for its company-owned facilities to reach break even by December 31, 1997 or sooner.



  Facility operating costs increased from $133,816 for the first quarter of 1996 to $190,736 for the first quarter of 1997, an increase of 43%. This increase is primarily due to new costs associated with the operations for the Ridgefield, CT facility, the increase in rent for one of the companies drop sites, and increased use of outside services for shirt processing.


  General & Administrative Expenses. The company's general and administrative expenses increased from $226,545 to $252,393, an increase of 11% from March 31, 1996 to March 31, 1997. This increase is primarily due to the increase in professional fees and recruiting fees incurred in the hiring of a Controller and Director of Operations. The Company anticipates greater control over these costs in the second quarter.

  Other income amounted to $44,670 in 1997 due to interest income earned from the net proceeds of the initial public offering that occurred in December 1996.



  Net Loss. The net loss was $250,020 ($0.07 per share) for the quarter ended March 31, 1997, as compared to a net loss of $318,941 ($ 0.13 per share) for the quarter ended March 31, 1996.

  The Company expects to continue to generate additional revenue from franchise sales and/or substantial revenues from the Company owned stores by December 31, 1997.



 Liquidity and Capital Resources

  The Company's liquidity position at March 31, 1997 included cash and cash equivalents of approximately $2,585,255.

  Net cash used in operating activities was $498,258 and $90,468 for the three months ended March 31, 1997 and 1996, respectively. The cash used in operating activities was primarily due to the net loss of $250,020 and an increase in franchise fees receivable, net of related deferred revenue of 57,517. Franchise receivables increased due to the signing of numerous domestic and international franchise agreements. In addition, accounts payable and accrued expenses decreased by $126,339 from December 31, 1996.

  Net cash used in operating activities for 1996 was primarily due to the net loss of $318,941 and an increase in accounts payable of $205,889.

  Net cash used in investing activities for the three months ended March 31, 1997 was due to the acquisition of a subsidiary for $65,000 in cash and the purchase of property and equipment for $77,845.

  Net cash used in financing activities for the quarter ended
March 31, 1997 totaling $1,081,597 was primarily due to the partial repayment of $1,000,000 on the note payable to the major stockholder of the company.

  During 1996 cash received from financing activities was due to proceeds on notes payable from stockholders for $112,500.

  In total, net cash and equivalents decreased by $1,722,700 for the three months ended March 31, 1997 and increased
$16,850 for the three months ended March 31, 1996.

PART II.      Other information

    Item 2.    Change in Securities

          c. On February 12, 1997 the Company issued 3,000 shares to Scott Sidell ("Seller") in connection with the Company's purchase of an existing wet cleaning facility in Ridgefield, Connecticut. The securities issued were part of the purchase price paid to the Seller. No underwriting discounts or commissions were paid. The sale of such stock was made in reliance on
Section 4(2) of the Securities Act of 1933, as amended.


    Item 6.     Exhibits and Reports on Form 8-K

          b. Reports on Form 8-K. The registrant filed a Form 8-K on February 25, 1997 involving the purchase of an existing wet cleaning facility in Ridgefield, Connecticut (Item 2 (Acquisition or Disposition of Assets) of such report).

                         SIGNATURES


           In accordance with the requirements of the Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ECOMAT, INC.


                                        By: /s/ Diane Weiser
                                          Name:  Diane Weiser
                                          Title: Chief Executive Officer


Dated: May 20, 1997