Form 10QSB
period 1997-06-30
ECOMAT INC
filed 1997-08-19
CIK 1008653

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549


                         FORM 10-QSB


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934


            For the Quarter Ended June 30, 1997

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


       Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


     The number of shares outstanding of the Issuer's Common
Stock, par value $.0001 per share, as of August 15, 1997 was 3,606,000.

                        ECOMAT, INC.

                            INDEX


                                                  Page

Part I.  Financial Information



Condensed Consolidated Balance Sheets
   June 30, 1997 (unaudited) and December 31, 1996                       1


Condensed Consolidated Statements of Operations
   Three Months & Six Months Ended June 30,1997 and 1996 (unaudited)     2


Condensed Consolidated Statements of Cash Flows
   Six Months Ended June 30, 1997 and 1996 (unaudited)                   3


Notes to Condensed Consolidated Financial
   Statements                                                            4-5


Management's Discussion and Analysis of Financial
   Conditions and Results of Operations                                  6-7

                             ECOMAT, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS                                   JUNE 30,           DECEMBER 31,
------                                    1997                  1996
                                        ----------            ----------
                                        (UNAUDITED)               *

Current Assets
   Cash and cash equivalents            $1,668,014            $4,307,955
   Certificate of deposit                  400,000                 -
   Accounts receivable                      55,459                45,126
   Franchise fees receivable               372,066                26,054
   Prepaid expenses                        101,657                69,186
                                        ----------            ----------
      Total current assets               2,597,196             4,448,321
                                        ----------            ----------

Franchise fees receivable                   66,196                66,196
Other receivable                            92,421                  -
Property and equipment, net              1,036,704               644,796
Other assets                               200,341                35,505
                                        ----------            ----------
                                         1,395,662               746,497
                                        ----------            ----------

                                        $3,992,858            $5,194,818
                                        ----------            ----------
                                        ----------            ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities
   Note payable, current portion        $  196,667            $1,000,000
   Accounts payable and
   accrued expenses                        313,886               280,744
   Prepaid laundry revenue                  15,462                11,934
                                        ----------            ----------
         Total current liabilities         526,015             1,292,678
                                        ----------            ----------

Notes payable, net of current portion      435,868               392,597
Deferred rent payable                      179,830               179,830
Deferred franchise revenue                 720,512               373,085
                                        ----------            ----------
                                         1,336,210               945,512
                                        ----------            ----------

                                         1,862,225             2,238,190
                                        ----------            ----------
Stockholders' equity
   Preferred stock, $.0001 par value;
     authorized 1,000,000 shares:
     none issued
   Common stock, $.0001 par value;
     authorized 25,000,000 shares;
     issued and outstanding 3,603,000
     and 3,600,000 shares, respectively
                                               360                   360
   Additional paid-in capital            6,376,127             6,441,467
   Accumulated deficit                  (4,245,854)           (3,485,199)
                                        ----------            ----------
Total Stockholders' Equity               2,130,633             2,956,628
                                        ----------            ----------

                                        $3,992,858            $5,194,818
                                        ----------            ----------
                                        ----------            ----------

*  Derived from audited financial statements

  See accompanying notes to the condensed consolidated financial statements.

                                              ECOMAT, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)

                                            Three Months Ended June 30,        Six Months Ended June 30,
                                            ---------------------------        ------------------------
                                              1997             1996             1997             1996
                                             ------           ------           ------           ------
Revenues
   Cleaning and laundry services          $  125,344        $  106,463      $  227,870       $  209,233
   Franchise revenue                          13,318             -             111,818            -
                                          ----------        ----------      ----------         --------

                                             138,662           106,463         339,688          209,233
                                          ----------        ----------      ----------         --------

Costs and expenses

   Facilities operating costs:
      Compensation and related               111,774            37,181         190,701           98,242
      Advertising and promotion                5,325             9,339           9,079           21,960
      Supplies                                 2,703             5,677          14,053            7,105
      Rent and related                        38,267            27,973          81,344           56,589
      Utilities                               19,384             9,435          39,529           35,166
      Other                                   37,250            49,816          70,733           54,175
                                          ----------        ----------       ---------         --------

      Total Facilities Operating Costs       214,703           139,421         405,439          273,237
                                          ----------        ----------       ---------         --------
   Advertising and promotion,
   franchise sales                            38,257             1,530          55,446           10,130
                                          ----------       -----------       ---------         --------
   General and administrative expenses
      Compensation                           103,273            89,827         184,051          185,168
      Rent                                    34,711            15,548          52,092           34,499
      Professional and consulting fees        86,406             3,280         152,826           34,976
      Other                                  145,086           165,060         232,900          245,617
                                          ----------       -----------       ---------         --------
      Total General and
         Administrative Expenses             369,476           273,715         621,869          500,260
                                          ----------       -----------       ---------         --------

   Depreciation and amortization              42,171            28,895          75,069           59,639
                                          ----------       -----------       ---------         --------

   Total costs and expenses                  664,607           443,561       1,157,823          843,266
                                          ----------       -----------       ---------         --------

      Operating loss                        (525,945)         (337,098)       (818,135)        (634,033)
                                          ----------       -----------       ---------        ---------
Other income (expense)
   Interest income                            25,891             -              70,561              353
   Interest expense                          (10,581)          (21,206)        (10,581)         (40,005)
                                          ----------       -----------       ---------        ---------

                                              15,310           (21,206)         59,980          (39,652)
                                          ----------       -----------       ---------        ---------

Loss before provision for income taxes      (510,635)         (358,304)       (758,155)        (673,685)
Income taxes                                  -                    325           2,500            3,885
                                          ----------       -----------       ---------        ---------

      Net loss                             $(510,635)      $  (358,629)      $(760,655)       $(677,570)
                                          ----------       -----------       ---------        ---------
                                          ----------       -----------       ---------        ---------

Net loss per share                             $(.14)            $(.15)          $(.21)           $(.28)
                                          ----------       -----------       ---------       ----------
                                          ----------       -----------       ---------       ----------
Weighted average number of
shares outstanding                         3,603,000         2,400,000       3,602,250        2,400,000
                                         -----------        ----------      ----------       ----------


  See accompanying notes to the condensed consolidated financial statements.

                          ECOMAT, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                                   Six Months Ended June 30,
                                                  1997                  1996
                                               ---------              --------

Cash flows from operating activities
   Net loss                                   $ (760,655)           $ (677,750)
   Adjustment to reconcile net loss to
   net cash used in operating activities
         Depreciation and amortization            75,069                59,639

      Changes in assets and liabilities
         Accounts receivable and
         prepaid expenses                       (388,816)              (60,631)
         Other assets & receivables             (257,257)                  519
         Accounts payable and
         accrued expenses                         33,412               351,158
         Deferred revenue                        347,427               177,500
         Other current liabilities                 3,528                  -
         Other  long term  liabilities               -                   8,376
                                               ---------            ----------

Net cash used in operating activities           (947,292)             (141,189)
                                               ---------            ----------

Cash flows from investing activities
Payments for acquisition of subsidiary           (65,000)                 -
Purchase of property and equipment              (385,990)              (10,849)
Investment in certificates of deposit           (400,000)                 -
                                               ---------             ----------

Net cash used in investing activities           (850,990)              (10,849)
                                               ---------             ----------

Cash flows from financing activities
   Proceeds from the issuance of
   shares in a public offering,
   net of related costs                          (80,340)              (50,000)
   Payment of note payable                    (1,004,590)                 -
   Proceeds from notes payable                   243,271               213,736
                                              ----------             ---------

Net cash provided by (use in)
financing activities                            (841,659)              163,736
                                              ----------             ---------
Net increase (decrease) in cash
and cash equivalents                          (2,639,941)               11,698

Cash and cash equivalents -
beginning of period                            4,307,955                10,447
                                               ----------           ----------
Cash and cash equivalents -
end of period                                 $1,668,014            $   22,145
                                              ----------            ----------
                                              ----------            ----------


 See accompanying notes to the condensed consolidated financial statements.

                          ECOMAT, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note A - In the opinion of management of Ecomat, Inc. and Subsidiaries (the "Company"), the accompanying unaudited condensed consolidated financial statements as of June 30, 1997 include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 and do not include all the information and footnote disclosures required by generally accepted accounting principles for complete financial statements.

     The results of operations for the three months and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

Note B-Acquisition of Subsidiary

      In February 1997, the Company purchased assets of a cleaner in Ridgefield, CT. The Company agreed to issue 3,000 shares (valued at $15,000) to the seller and to pay cash consideration of $65,000. The subsidiary is not considered significant to the Company's financial statements. The terms of the agreement provide that an additional 12,000 shares will be

                           ECOMAT,INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note B - (Cont.)

issued contingent upon performance of the acquired unit, as defined. Such contingent consideration will be recorded as additional purchase price if and when the performance goals are achieved.

In May 1997, the Company purchased the assets of White Glove Valet Cleaners in New York, NY for $200,000.

In June 1997, the Company purchased assets of a cleaner in Wilton, CT. The Company agreed to pay cash consideration of $10,000. In addition the Company agreed to issue a maximium of 1,000 shares (valued at $5,000)and additional cash of $15,000 contingent upon performance of the acquired unit, as defined. Such contingent consideration will be recorded as additional purchase price if and when the performance goals are achieved.

Note C- New Accounting Pronouncement - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.

                        ECOMAT, INC.

Management's Discussion & Analysis of Financial Condition and
                   Results of Operations


  Ecomat, Inc., is a Delaware corporation ("Ecomat" or the "Company") that has been formed to develop the Ecomat concept nationally and internationally which, management believes, provides the first environmentally sound solution to current dry cleaning methods in the United States and is currently the only franchiser of this concept. Ecomat currently has five Company-owned facilities in New York City, Mamaroneck, NY, Ridgefield,
CT, and Wilton, CT.

  There are currently signed franchise agreements for three cluster franchises, one each in New Jersey, Brooklyn, NY, and Austin, TX. In addition, there are two Ecomat self-service laundromat and drop-off facility franchises in operation.
The Company has signed four master franchise agreements for various parts of Europe, Indonesia, Malaysia/Brunei, and Australia.

  Revenues. Total operating revenues, for the three month period ending June 30, 1997 increased by $32,199 as compared to the corresponding period in 1996. This represents an increase of 30% as compared to the period ended June 30,1996. This increase was due to franchise revenue recognized by the Company in the three months ended June 30, 1997 and new operating facilities. The Company actually received cash payments of $72,250 from master franchises that was not recognized as revenue in the current quarter. These revenues will be recognized in future periods, according to the Company's accounting policy.

  Total operating revenues for the six month period ending June 30, 1997 increased by $130,455 or 62% as compared to the corresponding period in the prior year. The increase for the six month period is due primarily to recognition of franchise revenue of $111,818. The balance of the revenue increase is mainly from the Ridgefield, CT facility.

  Facility operating costs increased from $139,421 for the second quarter of 1996 to $214,703 for the second quarter of 1997, an increase of 54%. This increase is primarily due to new costs associated with the operations for the Ridgefield, CT facility, and the opening of two new facilities.

  Costs for the six month period of 1997 increased $132,202 or 48% from the corresponding period of 1996. Increases are attributable to the opening and conversions of three company-owned facilities.

  General & Administrative Expenses. The Company's General and Administrative expenses increased from $273,715 to $369,476, an increase of 35% for the three month period ending June 30, 1996 and June 30, 1997, respectively. This increase is primarily due to the increase in professional fees and the expenses associated with our expansion and responsibilities of being a publicly-held entity.

  Expenses for the six months ending June 30, 1997 increased
$121,609 or 24% from the corresponding period of 1996. These increases are basically attributable to the same reasons as for the three month period.

  Other income amounted to $25,891 and $70,561 for the three months and six months ended June 30, 1997 respectively, due to interest income earned from the net proceeds of the initial public offering that occurred in December 1996.

  Net Loss. The net loss for the quarter ended June 30, 1997 was $510,635 ($.14 per share) as compared to a net loss of $358,629 ($.15 per share) for the corresponding quarter in 1996.

  The net loss for the six month period ended June 30, 1997 was $760,655 ($ 0.21 per share) as compared to a net loss of $677,570 ($.28 per share)for the same period of the prior year.


 Liquidity and Capital Resources

  The Company's liquidity position at June 30, 1997 included cash and cash equivalents of approximately $1,668,014. In addition, the Company has a certificate of deposit of $400,000 which matures in less than one year.

  Net cash used in operating activities was $947,292 and $141,189 for the six months ended June 30, 1997 and 1996, respectively. The cash used in operating activities was primarily due to the net loss of $760,655 and an increase in franchise fees receivable.

  Net cash used in operating activities for 1996 was primarily due to the net loss of $677,750.

  Net cash used in investing activities for the six months ended June 30, 1997 was due to the acquisition of a certificate of deposit of $400,000 and the purchase of property and equipment for $385,990 which was primarily used for cleaning equipment for new and existing facilities.

  Net cash used in financing activities for the six months ended
June 30, 1997 totaling $841,659 was primarily due to the partial repayment of $1,000,000 on the note payable to the major stock-holder of the company.

  During 1996 cash received from financing activities was due to proceeds on notes payable from stockholders for $213,736.

  In total, net cash and equivalents decreased by $841,659 for the six months ended June 30, 1997 and increased $11,698 for the six months ended June 30, 1996.

PART II.      Other information


    Item 6.     Exhibits and Reports on Form 8-K

          b. Reports on Form 8-K. The registrant filed a Form 8-K on May 27, 1997 involving the purchase of an existing facility in New York, NY. (Item 2
(Acquisition or Disposition of Assets)of such report).

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


Dated: August 19, 1997