Form 10QSB
period 1997-09-30
ECOMAT INC
filed 1997-11-13
CIK 1008653

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549


                         FORM 10-QSB


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934


            For the Quarter Ended September 30, 1997

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


       Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


     The number of shares outstanding of the Issuer's Common
Stock, par value $.0001 per share, as of October 31, 1997 was 3,606,750.

                        ECOMAT, INC.

                            INDEX


                                                  Page

Part I.  Financial Information



Condensed Consolidated Balance Sheets
   September 30, 1997 (unaudited) and December 31, 1996                    1


Condensed Consolidated Statements of Operations
   Three Months & Nine Months Ended September 30, 1997
   and 1996 (unaudited)                                                    2


Condensed Consolidated Statements of Cash Flows
   Nine Months Ended September 30, 1997 and 1996 (unaudited)               3


Notes to Condensed Consolidated Financial
   Statements                                                            4-5


Management's Discussion and Analysis of Financial
   Conditions and Results of Operations                                  6-7

                             ECOMAT, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS                                   SEPTEMBER 30,           DECEMBER 31,
------                                       1997                    1996
                                          -----------            ------------
                                          (UNAUDITED)                 *

Current Assets
   Cash and cash equivalents                $1,095,286             $4,307,955
   Certificate of deposit                      400,000                  -
   Accounts receivable                          78,377                 45,126
   Franchise fees receivable                   334,066                 26,054
   Prepaid expenses                            155,765                 69,186
                                            ----------             ----------
      Total current assets                   2,063,494              4,448,321
                                            ----------             ----------

Franchise fees receivable                       66,196                 66,196
Other receivable                                90,005                   -
Property and equipment, net                  1,050,243                644,796
Other assets                                   199,816                 35,505
                                            ----------             ----------
                                             1,406,260                746,497
                                            ----------             ----------

                                            $3,469,754             $5,194,818
                                            ----------             ----------
                                            ----------             ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities
        Due to bank                         $  377,183
        Notes payable, current portion          13,614             $1,000,000
	Accounts payable and
        accrued expenses                       240,839                280,744
        Prepaid laundry revenue                 14,839                 11,934
                                            ----------             ----------
         Total current liabilities             646,475              1,292,678
                                            ----------             ----------

Notes payable, net of current portion          425,179                392,597
Deferred rent payable                          179,830                179,830
Deferred franchise revenue                     719,245                373,085
                                            ----------             ----------
                                             1,324,254                945,512
                                            ----------             ----------

                                             1,970,729              2,238,190
                                            ----------             ----------
Stockholders' equity
   Preferred stock, $.0001 par value;
     authorized 1,000,000 shares:
     none issued
   Common stock, $.0001 par value;
     authorized 25,000,000 shares;
     issued and outstanding 3,603,000
     and 3,600,000 shares, respectively            360                    360
   Additional paid-in capital                6,376,127              6,441,467
   Accumulated deficit                      (4,877,462)            (3,485,199)
                                            -----------            ----------
Total stockholders' equity                   1,499,025              2,956,628
                                            -----------            ----------

                                            $3,469,754             $5,194,818
                                            -----------            ----------
                                            -----------            ----------

*  Derived from audited financial statements

  See accompanying notes to the condensed consolidated financial statements.

                                              ECOMAT, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)

                                            Three Months Ended September 30,    Nine Months Ended September 30,
                                            ------------------------------     ------------------------------
                                              1997             1996               1997             1996
                                             ------           ------             ------           ------
Revenues
   Cleaning and laundry services          $  126,820        $  117,374        $  354,690       $  326,607
   Franchise revenue                             -               -               111,818             -
   Royalties                                   1,679             -                 1,679             -
                                          ----------        -----------         ---------        ----------

                                             128,499           117,374           468,187          326,607
                                          ----------        -----------         ---------        ----------

Costs and expenses

   Facilities operating costs:
      Compensation and related               102,419            53,273           293,119          151,515
      Advertising and promotion                6,943             3,834            16,022           25,794
      Supplies                                11,026             8,236            25,079           15,341
      Rent and related                        59,047            60,913           140,392          117,502
      Utilities                               24,270            31,461            63,799           66,627
      Other                                  100,157           (13,328)          170,890           40,847
                                          ----------        ----------         ---------          --------

      Total Facilities Operating Costs       303,862           144,389           709,301          417,626
                                          ----------        -----------          ---------        --------
   Advertising and promotion,
    franchise sales                          107,572            21,191           163,017           31,321
                                          ----------        -----------          ---------        --------
   General and administrative expenses
      Compensation                           139,538           125,456           323,589          310,624
      Rent                                    17,428            16,060            69,520           50,559
      Professional and consulting fees        61,558            17,835           214,384           52,811
      Other                                   89,092            33,841           321,992          279,458
                                          ----------          ---------         ---------         --------
      Total General and
         Administrative Expenses             307,616           193,192           929,485          693,452
                                          ----------         ----------         ---------         --------

   Depreciation and amortization              58,544            30,913           133,613           90,552
                                          ----------         ----------         ---------        --------

   Total costs and expenses                  777,594           389,685         1,935,416        1,232,951
                                          ----------         ----------        ---------        ---------

      Operating loss                        (649,095)         (272,311)       (1,467,229)        (906,344)
                                          ----------         -----------       ----------       ----------
Other income (expense)
   Interest income                            22,338              -               92,898              352
   Interest expense                          (4,851)           (23,310)          (15,432)         (63,314)
                                          ----------          ----------       ----------      ----------

                                              17,487           (23,310)           77,466          (62,962)
                                          ----------          ----------       ----------       ----------

Loss before provision for income taxes      (631,608)         (295,621)       (1,389,763)        (969,306)
Income taxes                                  -                                    2,500            3,885
                                          ----------          ----------      -----------       ----------

      Net loss                             $(631,608)       $ (295,621)      $(1,392,263)       $(973,191)
                                           ----------         ----------      -----------        ---------
                                           ----------         ----------      -----------        ---------

Net loss per share                           $(.18)             $(.12)           $(.39)           $(.41)
                                           ----------         -----------     -----------       ----------
                                           ----------         -----------     -----------       ----------
Weighted average number of
shares outstanding                         3,603,125         2,400,000         3,602,250        2,400,000
                                          ----------         ------------     -----------       ----------


  See accompanying notes to the condensed consolidated financial statements.

                          ECOMAT, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                               Nine Months Ended September 30
                                                   1997               1996
                                                  ------             ------
Cash flows from operating activities
   Net loss                                  $ (1,392,263)        $ (973,191)
   Adjustment to reconcile net loss to
    net cash used in operating activities
      Depreciation and amortization               133,613             90,552

      Changes in assets and liabilities
         Accounts receivable and
         prepaid expenses                        (427,842)          (122,593)
         Other assets & receivables              (254,316)
         Accounts payable and
         accrued expenses                         (39,905)           393,637
         Deferred revenue                         346,160            290,835
         Other current liabilities                  2,905
                                                 ----------         --------

Net cash used in operating activities          (1,631,648)          (320,760)
                                               -----------          ---------

Cash flows from investing activities
        Purchase of property and equipment       (539,060)            (1,784)
        Investment in certificates of deposit    (400,000)
                                                ----------            -------

Net cash used in investing activities            (939,060)            (1,784)
                                                 ---------           --------

Cash flows from financing activities
   Proceeds from the issuance of
     shares in a public offering,
     net of related costs                         (65,340)
   Payment of deferred offering costs                                (60,154)
   Payment of note payable                     (1,000,000)
   Proceeds from bank loans and notes payable     423,379            521,818
                                                 ----------         ---------

Net cash provided by (use in)
financing activities                             (641,961)           461,664
                                                 ----------         ---------
Net increase (decrease) in cash
and cash equivalents                           (3,212,669)           139,120

Cash and cash equivalents -
beginning of period                             4,307,955             10,447
                                               -----------          ---------
Cash and cash equivalents -
end of period                                  $1,095,286         $  149,567
                                               -----------          ---------
                                               -----------          ---------


 See accompanying notes to the condensed consolidated financial statements.

                          ECOMAT, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note A - In the opinion of management of Ecomat, Inc. and Subsidiaries (the "Company"), the accompanying unaudited condensed consolidated financial statements as of September 30, 1997 include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 and do not include all the information and footnote disclosures required by generally accepted accounting principles for complete financial statements.

     The results of operations for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

Note B - Acquisition of Subsidiary

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

In May 1997, the Company purchased the assets of a cleaner in New York, NY for $200,000.

In June 1997, the Company purchased assets of a cleaner in Wilton, CT. The Company agreed to pay cash consideration of $10,000. In addition, the Company agreed to issue a maximium of 1,000 shares (valued at $5,000)and additional cash of $15,000 contingent upon performance of the acquired unit, as defined. Such contingent consideration will be recorded as additional purchase price if and when the performance goals are achieved.

Note  C -  New  Accounting Pronouncement - In February  1997,  the
Financial   Accounting  Standards  Board  issued   Statement   of
Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation  of  basic and diluted earnings per  share  together
with disclosure of how the per share amounts were computed.   The
adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.

                        ECOMAT, INC.

Management's Discussion & Analysis of Financial Condition and
                   Results of Operations


  Ecomat, Inc., is a Delaware corporation ("Ecomat" or the "Company") that has been formed to develop the Ecomat concept nationally and internationally which, management believes, provides the first environmentally sound solution to current dry cleaning methods in the United States and is currently the only franchiser of this concept. Ecomat currently has five Company-owned facilities in New York City, Mamaroneck NY, Ridgefield
CT, and Wilton CT.

  There are currently signed franchise agreements for two cluster franchises, in New Jersey, and Austin, TX. In addition, there are three Ecomat self-service laundromat and drop-off facility franchises in operation. The Company has signed four master franchise agreements for various parts of Europe, Indonesia, Malaysia/Brunei, and Australia.

  Revenues. Total operating revenues, for the three month period ending September 30, 1997 increased by $11,125 as compared to the corresponding period in 1996. This represents an increase of 9% as compared to the period ending September 30,1996. The Company actually received cash payments of $41,703 from master franchises that was not recognized as revenue in the current quarter. These revenues will be recognized in future periods, according to the Company's accounting policy.

  Total operating revenues for the nine month period ending
September 30, 1997 increased by $141,580 or 43% as compared to the corresponding period in the prior year. The increase for the nine month period is due primarily to recognition of franchise revenue of $111,818.

  Facility operating costs increased from $144,389 for the third quarter of 1996 to $303,862 for the third quarter of 1997, an increase of 110%. This increase is primarily due to costs associated with the operations for the new facilities.

  Costs for the nine month period of 1997 increased $291,675 or 70% from the corresponding period of 1996. Increases are attributable to the opening and conversions of three company-owned facilities.

  General & Administrative Expenses. The Company's general and administrative expenses increased from $193,192 to $307,616 an increase of 59% for the three month period ending
September 30, 1996 and September 30, 1997, respectively. This increase is primarily due to the increase in professional fees and the expenses associated with our expansion and responsibilities of being a publicly-held entity.

  Expenses for the nine months ending September 30, 1997 increased $236,033 or 34% from the corresponding period of 1996. These increases are basically attributable to the same reasons as for the three month period.

  Other income amounted to $22,338 and $92,898 for the three months and nine months ended September 30,1997 respectively, due to interest income earned from the net proceeds of the initial public offering that occurred in December 1996.

  Net Loss. The net loss for the quarter ended September 30, 1997 was $631,608 ($.18 per share) as compared to a net loss of $295,621($.12 per share) for the corresponding quarter in 1996.

  The net loss for the nine month period ended September 30, 1997 was $1,392,263($0.39 per share) as compared to a net loss of $973,191($.41 per share)for the same period of the prior year.


 Liquidity and Capital Resources

  The Company's liquidity position at September 30, 1997 included cash and cash equivalents of approximately $1,095,286. In addition, the Company has a certificate of deposit of $400,000 which matures in less than one year.

  Net cash used in operating activities was $1,631,648 and $320,760 for the nine months ended September 30, 1997 and 1996, respectively. The cash used in operating activities was primarily due to the net loss of $1,392,263 and an increase in franchise fees receivable.Net cash used in operating activities for 1996 was primarily due to the net loss of $973,191.

  Net cash used in investing activities for the nine months ended September 30, 1997 was due to the acquisition of a certificate of deposit of $400,000 and the purchase of property and equipment for $539,060 which was primarily used for cleaning equipment for new and existing facilities.

  Net cash used in financing activities for the nine months ended
September 30, 1997 totaling $641,961 was primarily due to the partial repayment of $1,000,000 on the note payable to the major stock-holder of the company.During 1996 cash received from financing activities was due to proceeds on notes payable from stockholders for $521,818.

  In total, net cash and equivalents decreased by $3,212,669 for the nine months ended September 30, 1997 and increased $139,120 for the nine months ended September 30, 1996.

PART II.      Other information


    Item 2.     Change in Securities

          c. On August 12, 1997 the Company issued an aggregate of 750 shares to 13 employees as bonuses. No underwriting discounts or commissions were paid. The sale of such stock was made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

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


Dated: November 13, 1997