Form 10KSB
period 1997-12-31
ECOMAT INC
filed 1998-06-11
CIK 1008653

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

        (Mark One)
               [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               [ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the fiscal year ended DECEMBER 31, 1997

COMMISSION FILE NO. 0-21613

                                  ECOMAT, INC.

                  (Name of small business issue in its charter)

DELAWARE                                      13-3865026
(State of or other jurisdiction               (IRS Employer Identification No.)
of incorporation or organization)

147 PALMER AVENUE
MAMARONECK, NEW YORK                          10543-3632
(Address of Principal                         (Zip Code)
Executive Offices)

Issuer's telephone number: (914) 777-3600

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.0001 per share
                                (Title of Class)

        Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [ ]     No [X]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        Issuer's revenues for its most recent fiscal year:  $547,967.

        The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the sale price of the Common Stock on the Nasdaq SmallCap Market on June 8, 1998, was $1,203,800.

        Number of shares outstanding of the issuer's common stock, as of June 8, 1998 was 3,606,800.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

        Transitional Small Business Disclosure Format (check one):
        Yes [ ]     No [X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

        ECOMAT, INC. (the "Company" or "Ecomat") is a Delaware corporation that has been formed to develop the Ecomat concept -- an environmentally sound solution to the current standard dry cleaning method that utilizes percloroethylene ("perc"), which has been shown to have various toxic effects. As of May 31, 1998, Ecomat had five active subsidiaries, four of which operated Company-owned stores and the fifth being the franchisor of the Ecomat concept, as follows:

         1. ECOCLEAN SYSTEMS INTERNATIONAL, LTD. ("Ecoclean Systems") operates a Company-owned store at 147 Palmer Avenue, Mamaroneck, New York. Ecoclean Systems is a full-service Ecomat cleaners and laundromat that opened on October 14, 1995. The facility is the flagship store of the Company and the prototype for all Ecomat full-service franchises.

         2. 8TH STREET LAUNDROMAT, INC. ("8th Street") operates a Company-owned store at 140 West 72 Street, New York, New York, which is a laundromat as well as a drop-site for cleaning that is processed at the 39 North Moore Street facility of ECO JOSH.

         3. ECO JOSH, INC. ("ECO JOSH") was formed in April 1997 to acquire substantially all of the assets and assume certain liabilities of a laundromat and dry cleaning store at 39 North Moore Street, New York, New York. This location was purchased to strengthen the Company's presence in Manhattan and to serve as the cleaning (processing) center for the Company's 8th Street store. The purchase price was $200,000 in cash. The conversion of the cleaning equipment from the dry-cleaning process to the wet-cleaning process required an additional investment of approximately $99,000.

         4. ECO MAHWAH, INC. ("ECO MAHWAH") was formed in September 1997 to acquire substantially all of the assets and assume the lease of a cleaner located at 190 Franklin Turnpike, Mahwah, New Jersey. This purchase was completed in reliance upon the conclusion of negotiations and signing of a cluster development agreement for Bergen County with a prospective franchisee, which is currently in dispute. The purchase price consisted of a cash payment of $128,000. The Company has invested additional funds in the amount of approximately $78,000 for leasehold improvements and start up expenses to complete the cleaning store and currently manages this location as a Company-owned store pending resolution of the franchise dispute. The Company is currently reviewing this matter with counsel.

         5. ECOFRANCHISING, INC. ("Ecofranchising") is the franchisor of the Ecomat concept. The Company began offering franchises in October 1994. As of March 31, 1998, there were signed agreements for cluster franchises in Long Island and Brooklyn, New York and Austin, Texas and a single franchise in New York City. In addition, three master franchise agreements are in place -- for certain European countries (including the countries of the former Soviet Union), Indonesia and Malaysia/Brunei. See "Franchise Agreements."

        The Company was incorporated on December 14, 1995 pursuant to the laws of the State of Delaware. The Company is the successor to Diaber Laundromat, Inc., a New York corporation ("Diaber"), which was incorporated on September 21, 1992. Diaber merged into the Company in order to effectuate a reincorporation in the State of Delaware on March 29, 1996. The Company completed its initial public offering of 1,200,000 shares of Common Stock in December 1996 at $5.00 per share.

        The Company's executive offices are located at 147 Palmer Avenue, Mamaroneck, NY 10543-3632. The Company's telephone number is (914) 777-3600.

RECENT DEVELOPMENTS

        In early 1997, the Company (through its subsidiaries, ECO STU, INC. and ECO YITZI, INC.) acquired a wet cleaning store in Ridgefield, Connecticut and a drop-site facility for other cleaners located in Wilton, Connecticut, in an effort to expand the Company's client base into Connecticut. The aggregate cost of these acquisitions was $75,000 in cash and 12,539 shares of the Company's Common Stock, of which 3,000 have been issued to date. Both operations were closed during December 1997 and the customer base previously served by them is currently being serviced by means of a route service system out of the Ecomat facility in Mamaroneck, New York. Upon the closing of these facilities, the Company realized a loss of approximately $130,000 from the write-off of leasehold improvements and other tangible assets that was applied to the 1997 financial year.

        Significant management changes have occurred during 1998. Diane Weiser, who was Chief Executive Officer, President and Treasurer of the Company, resigned on January 22, 1998. On February 20, 1998, Astrid Hindemith, who is a director and, through a Swiss company wholly owned by her, the Company's principal stockholder, was elected Chairman of the Board and Chief Executive Officer of the Company. On February 20, 1998, Hans-Rudolf Kuchler was elected to serve as interim President and Chief Operating Officer of the Company until a satisfactory replacement can be found. See Item 9. "Directors, Executive Officers, Promoters and Control Person; Compliance with Section 16(a) of the Exchange Act." R. Keith Emerson, who joined the Company in 1996 as the Vice President of Franchise Sales and Marketing, resigned on April 30, 1998. The Company has commenced a search for a person with franchising experience to fill this position.

        Charles E.F. Millard, Michael H. Seid and Stanley Weinstein, who were elected directors of the Company on August 31, 1997, resigned on March 4, 1998, May 22, 1998 and February 19,

1998, respectively. Mr. Kuchler and George W. Murphy were elected directors of the Company on February 20, 1998. The Board of Directors currently consists of Ms. Hindemith, Mr. Kuchler and Mr. Murphy.

FORWARD LOOKING STATEMENTS

        Certain information contained in this Annual Report on Form 10-KSB, including, without limitation, information appearing under Part I, Item I (Business), and Part II, Item 6 (Management's Discussion and Analysis of Financial Condition and Results of Operations), are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended). Factors set forth that appear within the forward-looking statements, or in the Company's other Securities and Exchange Commission filings, could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made in this Annual Report on Form 10-KSB. In addition, the future development of the Company could be adversely affected if the Company is unable to raise additional funds to enable it to carry out its plan of operations. Other factors that could impact its operations are its ability to implement cost savings measures, the effect of such measures on its business plan and defaults by franchisees in respect of their obligations to open stores or otherwise under the franchise agreements currently in effect or adverse experience in signing new franchise agreements.

INDUSTRY OVERVIEW

The Commercial Laundry Industry

        In the first half of this century, a thriving commercial laundry industry conveniently picked up, processed and delivered laundry to millions of households. It flourished because home-based laundering was a tedious chore that involved boiling, scrubbing on a board, draining, refilling, and rinsing, hanging on the line and ironing. With the advent of the home washer and dryer and the coin-operated laundromat in the early 1950s and the creation of wash-n-wear fabric in the 1960s, consumer demand for commercial laundering declined. There are now over 30,000 coin-operated laundromats in the United States. The newest trend of the 1980s and 1990s has been the increase in the wash and fold valet service offered by many laundromats.

The Dry Cleaning Industry

        The dry cleaning industry is very fragmented, with over 35,000 outlets, of which approximately 95% are individually owned and operated and 98% consist of less than four (4) stores, and is still very much a "Mom and Pop" industry. It is characterized by a high fixed-cost structure and high labor content. Management believes that these two factors have induced dry cleaners to compete based on price in order to increase volume while trying to minimize labor costs. This has led to high labor turnover rates, a lack of differentiation in the industry and a high level of consumer dissatisfaction.

        The most detrimental factor that adversely affects the dry cleaning industry at present is its reliance on the cleaning solvent, percloroethylene, known as "perc" for short. Perc has a variety of toxic effects, which have been documented primarily in studies of dry cleaning workers and others exposed to perc on the job. Excessive exposure to perc can cause damage to the central nervous system, liver, kidneys and the reproductive system. The International Agency for Research on

Cancer has reclassified perc as a "probable human carcinogen" from a "possible human carcinogen." In addition, the perc cleaning process produces contaminated wastewater that must be disposed of.

        Dry cleaning is far from a "dry" process. A traditional perc cleaner sorts clothes by color and places them by 35 or 50 pound loads in a perc machine. There are many types of perc machines; to a lay person they look like large front-load washing machines. Instead of water, the clothes are soaked in perc, which is an industrial degreaser, and go through a "wash" process. The oldest system then requires that a person reach into the perc machine, pull out the clothes soaked with perc and place them in an extractor which then recaptures some of the perc to be used again and again. The clothes are then dried in a special drier, which is vented to the outside air, thereby releasing the perc directly into the atmosphere. Newer machines known as "fourth generation" machines do not have this "transfer process." They are called "dry-to-dry" perc machines. The dry cleaning industry, spurred by strong environmental regulations in Europe, has begun to address the issue of perc exposure to workers and consumers alike.

        In October 1995, the Consumers Union of United States, Inc. released a study that determined that even with modern, unvented, dry-to-dry perc machines, serious perc pollution in the apartments above dry-cleaners still poses a clear danger to the health of apartment dwellers. The study states that the approach currently being pursued by New York State, requiring all dry cleaners to install more modern dry cleaning equipment, will improve the situation from the older equipment but will not guarantee acceptably low perc levels in the apartments' air. The study recommends that dry cleaners be prohibited from operating in residential buildings altogether and that people living above a dry cleaner get their air tested regularly. On May 15, 1997, revisions to the perc dry cleaning regulations adopted by the Department of Environmental Conservation of the State of New York became effective. These regulations require, among other things, that perc dry cleaners install, at their own expense, a spill-containment system capable of containing 125% of the largest perc tank on the premises, upgrade outdated machinery, post notice warnings of the dangers of perc that are prepared and supplied by the Department of Environmental Protection in a conspicuous location to inform building tenants and/or customers of the potential health effects associated with exposure to perc, construct vapor barriers that, at a minimum, enclose the dry cleaning equipment, adhere to record keeping requirements, pay for semi-annual inspections and attend training sessions.

ECOMAT'S OPERATIONS

The Ecomat System

        The Ecomat system uses a combination of cleaning techniques. These include multi-process wet cleaning methods that were studied by the Environmental Protection Agency ("E.P.A.") and described in a September 1993 E.P.A. report entitled "Multi-process Wet-Cleaning--Cost and Comparison of Conventional Dry-Cleaning and An Alternative Process." The study concluded that the wet cleaning process was superior to the traditional dry cleaning method in four of the six areas used to compare the two methods (customer satisfaction, cleanliness, appearance and odor). It rated equal to traditional dry cleaning in the other two areas (shrinkage and cost).

        Instead of using a perc machine, Ecomat's wet cleaning system consists of a specialized washer and a heat and humidity-sensitive dryer, both of 35 or 50 pound capacity. With the introduction of special non-toxic cleaning products, the Ecomat cleaner washes garments in water. Water is one of the best known cleaning solvents in the world. It can remove water-based stains, such as perspiration, that perc cannot because perc is only a degreaser. Grease-based stains are removed equally well by the Ecomat spotting products. The Company has also developed its own techniques of treating particular fabrics that can be problematic to both "dry" and "wet" cleaners alike. "Wet cleaning" as opposed to "dry cleaning" is a method for deep cleaning fabrics using water, steam and non-toxic cleaning agents rather than toxic solvents, and natural bleaching agents, such as hydrogen peroxide, rather than chlorine-based bleaches. The special techniques that the Company has developed include the tumbling of garments to loosen soil, the choice of a water-based cleaning method (which can include steaming, mechanical wet cleaning, machine-washing), specialized drying with humidity control and finishing of garments with robotic steam finishing equipment.

        The Ecomat system has achieved a significant reduction of hazardous waste emissions when compared to a traditional dry cleaner. Because of the Company's cleaning methods, management believes an Ecomat facility can be safely located in mixed residential and commercial buildings. By contrast, high concentrations of perc contamination have been detected especially in dairy products, when a traditional dry cleaner is located next to a food store.

        Ecomat laundromats use and will continue to use state-of-the-art, energy and water-efficient front-load washers that are controlled by proprietary hardware and software that have been developed by the Company for optimal energy, productivity and cost efficiency.

The Strategic Plan of Operations

        The Company's objective is to develop, nationally and internationally, recognition of the ECOMAT cleaners and laundromat concept as an environmentally friendly alternative to the traditional dry cleaning process. To accomplish this objective, the Company's strategy is to maintain a core of strategically located Company-owned stores that serve as exhibition and training centers and to expand its sales of master and cluster franchise agreements and individual franchises. The Company also intends to capitalize on the recognized trend by consumers towards perc-free cleaning by offering conversion franchises.

Store Configuration

        Ecomat Company-owned stores and franchises have the following basic configurations, thereby enabling the selection of the type of facility best suited to a particular location:

        An Ecomat Cleaners, which includes a full on-premises cleaning plant and wash and fold services.

        An Ecomat Laundromat, which includes self-service coin-operated laundry machines and wash and fold services and may include television, vending machines, mail boxes and other amenities. Such a facility may also serve as a drop-off site for cleaning services.

        An Ecomat Drop-Site, which consists of a drop-off site for cleaning combined with a wash and fold facility.

Franchise Operations

        Under the form of franchise agreement pursuant to which the Company intends to offer franchises for additional locations in the United States, the franchisee will be required to pay, at the time the agreement is signed, a non-refundable fee of $18,000 for the first Ecomat Cleaners location and $15,000 for the first Ecomat Laundromat location. Additional locations in the same geographic area (a "cluster franchise") can be obtained against the payment of a fee at a declining rate. The franchise fee for adding a Drop-Site is $5,000. The franchise fee for a first Conversion franchise, which allows existing dry-cleaning stores to convert to the Ecomat wet-cleaning, perc-free process, is $12,000. The franchise agreement provides for a term of ten years (with three 5-year renewal options) and payment to the Company of a royalty fee of 6%. The franchise agreements currently in effect provide for royalty fees ranging from 4 1/2% to 5 1/2%.

        The start-up investment required for an Ecomat Cleaners or Ecomat Laundromat franchise in the United States ranges from $150,000 to $250,000, for a Conversion from $70,000 to $150,000 and for a Drop-Site from $20,000 to $35,000, in each case based on size and location.

        U.S. franchisees are obligated to spend 3% of gross revenue on local advertising. Additionally, under the current franchise agreement, the Company reserves the right to establish a regional or national advertising fund and to collect for payment into this fund 2% of gross revenue from the franchisee to be used to develop and implement advertising and promotional plans, materials and activities on behalf of the Ecomat facilities in the franchise program.

        The Company also offers master franchise agreements for territories outside the United States. Franchise fees and royalties under these agreements vary depending on the demographics of the specific territory.

        Each franchisee must comply with the standards, specifications and procedures of the Ecomat system. The franchise agreement sets forth various requirements regarding signage, equipment, service, hours of operation, cleaning techniques and computerization. The Company has the right to terminate a franchise for a variety of reasons, including a franchisee's failure to make payments when due or failure to adhere to the Company's policies and standards.

        With respect to all franchise agreements, revenues for initial franchise fees are recognized on a pro rata basis as facilities are opened and when all material obligations or conditions relating to the agreement have been substantially satisfied.

        As of April 30, 1998, there were signed franchise agreements for three cluster franchises (one each on Long Island and Brooklyn, New York and Austin, Texas). In addition, there is one Ecomat self-service Laundromat and Drop-Site facility franchise at Avenue B in Brooklyn, New York. The Long Island cluster franchise opened an Ecomat Cleaners and Laundromat in April 1997 and, under the development agreement, was required to open two satellite locations in 1997. As of May 31, 1998, these additional locations have not been opened and no default action has been taken by the Company to date. Under the Brooklyn franchise, an Ecomat Cleaners and Laundromat has been opened and two satellite locations are required to be opened, one in 1998 and one in 1999. The Austin cluster franchise opened its first facility, an Ecomat Cleaners and Laundromat, in March 1998 and is required to open four Drop-Sites, including one that originally was to have been opened by the end of 1997, two in 1998 and one in 1999. The Company has agreed to a one-year delay in the schedule due to problems in finding suitable locations. A cluster franchise in Boulder, Colorado, which was signed in January 1997, was canceled due to personal circumstances of the franchisee. Two New Jersey cluster franchises originally signed in 1995 were defaulted because of franchisee's failure to open on schedule. A Westchester County, New York cluster franchise that was signed in 1996 defaulted in March 1997 for non-performance.

        The master franchise agreement for Europe was entered into in January 1996 with Palatin AG ("Palatin"), a Swiss corporation that is wholly-owned by the Chairman of the Board and Chief Executive Officer of the Company and that owns 43.22% of the outstanding stock of the Company. See Part II, Item 12 --"CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." Palatin is required to open facilities pursuant to a seven-year development schedule as follows: Year 1 (commencing July 26, 1998)=1, year 2=28, year 3=44, year 4=50, year 5=56, year 6=56, year 7=56. Laundry and cleaning facilities may be opened and operated either by affiliates of Palatin or by unaffiliated franchisees licensed by Palatin. The agreement provides that Ecomat will not establish or operate, nor license any other party to establish or operate, Ecomat cleaning facilities in any (i) core country (Austria, Germany and Switzerland) until the end of the development schedule as long as Palatin is in compliance with the development schedule for such country (but in no event in less than 3 years for any such country), or (ii) non-core country until the end of the development schedule, as long as Palatin is operating in such non-core country at least 10% of all facilities required to be operating in such non-core country. The agreement provides for a non-refundable master franchise agreement fee of $120,000 (all of which has been paid), ongoing monthly royalty fees in the amount of 1.5% of gross sales from all facilities and 25% of the franchisee fee charged to each unaffiliated franchisee and requires that 3% of the gross sales of each laundry or cleaner be spent on local advertising. Under the agreement, the Company is required to provide training and assistance with site selection and other operational matters. Revenue from the master franchise agreement will be recognized on a pro rata basis as each of the anticipated facilities subject to the agreement is opened. As of May 31, 1998, no facilities have been opened under this master franchise and the parties are currently discussing an extension of the development schedule.

        The master franchise agreement for Indonesia, signed on April 15, 1997, provides for the opening of facilities pursuant to a seven-year development schedule as follows: Year 1=2 clusters, year 2=3 clusters, year 3=3 clusters, year 4=3 clusters, year 5=3 clusters, year 6=5 clusters and year 7=6 clusters. Each cluster is for a minimum of 3 locations. Revenue from such master franchise agreement will be recognized on a pro rata basis as each of the anticipated facilities subject to the agreement is opened. As of May 31, 1998, no facility has been opened.

        The master franchise for Malaysia/Brunei, signed on March 27, 1997, is required to open facilities pursuant to an eight-year development schedule as follows: Year 1=one facility, year 2=2 facilities, year 3=3 facilities, year 4=5 facilities, year 5=5 facilities, year 6=7 facilities, year 7=7 facilities and year 8=7 facilities. Revenue from such master franchise agreement will be recognized on a pro rata basis as each of the anticipated facilities subject to the agreement is opened. The first primary facility opened in November 1997.

Service, Quality and Customer Satisfaction

        Ecomat quality service has and will continue to include personal attention to the specialized care needs of each individualized garment, convenient locations, easily accessible pick-up and delivery, hours that cater to busy schedules, self-service and drop-off facilities, and bright attractive store designs that meet the requirements of the Americans with Disabilities Act.

        Customers are and will be helped by a trained and courteous staff. Research shows that while there are low switching barriers for the customer, the majority of customers are not particularly price sensitive. Management believes that this, coupled with the consumer's perception of poor quality and service in the traditional dry cleaner, presents an opportunity for an Ecomat facility to differentiate itself through superior customer retention, brand name, increased revenue and decreased costs.

Training and Development

        The Company has developed operations manuals that cover all areas of technical and operational performance. The manuals guide the operator through garment cleaning techniques, delivery services, merchandising and promotions.

        The Company offers an extensive training program (which includes pre-opening and post-opening training) for its franchisees and their staffs, including education of management in the operation of a business. The Company continually updates all training programs and manuals to offer the most up-to-date information available.

Targeted Marketing

        The Company's marketing programs target the delivery area of each store or franchise location, making use of direct mail promotions, leaflets and local media advertising. The Company has produced its own CD-Rom, which can be run in every Company-owned and franchise unit. The CD-Rom is interactive and allows the Company to track customer preferences through direct feedback to the Company's corporate headquarters, enabling the Company to adjust its marketing based on these preferences. The CD-Rom includes most of the television, radio and print coverage that has ever appeared about Ecomat. It also gives the viewer a 3-D tour of a full-service Ecomat facility and a demonstration of the different configurations of Ecomat franchises available. The Company utilizes the CD-ROM at industry and franchise shows. The CD-Rom format allows the Company to bring the Ecomat concept directly to the viewer, whether it be at a meeting, large convention or one-on-one encounter.

        The Company has established a web site on the Internet
(http://www.ecomat.com) that presents most of the information from the CD-ROM. Ecomat has made available, through its web site, its Direct Clean service, which offers convenient pick-up and delivery, via UPS or other carriers, in all areas of the United States.

SUPPLIERS

        The Company is not dependent upon any one single supplier and believes that, if the relationship with any supplier terminates, the Company will be able to purchase the materials and equipment currently purchased from it at comparable prices elsewhere.

COMPETITION

        Despite attempts by various companies at consolidation and at franchising, the dry cleaning industry remains very fragmented. Of over 35,000 dry cleaners currently in the United States, 95% are individually owned and operated and 98% consist of less than four stores. It is estimated that approximately 6,000 dry cleaning stores are using alternative cleaning methods to perc, with most of these using odorless petroleum-based solvents. Recent estimates are that approximately 200 cleaners in the United States are using wet-cleaning methods. A new method for cleaning clothes using liquid carbon dioxide is reportedly under development. Several large companies are engaged in efforts to develop environmentally friendly alternative cleaning methods.

GOVERNMENTAL REGULATION

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

RESEARCH AND DEVELOPMENT

        Ecomat's Cleaners and Laundromats have recently been equipped with a "Smart Card" technology-based payment system instead of the old-fashioned coin acceptors. This system eliminates the problems associated with collection and handling of coins, insures strict cash control and provides a number of enhanced marketing tools, such as off-peak pricing and frequent-user incentives.

        Franchises are and will be equipped with a custom-designed point of sale ("POS") accounting system. The system is interconnected into a network of IBM-compatible personal computers and is expandable to accommodate as many POS terminals (registers) and accounting computers as a store may need. The POS system has all information required to complete the sale (items, prices, payment types, discounts etc.) pre-programmed, so the clerks only need a minimal training to successfully operate the register. It is flexible enough to handle cash, credit card, pre-paid, paid on pickup and net 30-type payments, split sales, promotional items, pre-set price matrixes and other advanced operations, and includes many laundromat/cleaner-specific functions, such as automatically generated driver's log and tagging of the garments. Customer information is also accumulated and can be used for mailings, promotions and other purposes.

        All information from POS operations is automatically transferred for further processing into the accounting part of the system, which is capable of automating all financial operations within a store. Included are general ledger, accounts receivable, accounts payable, purchasing, inventory control and payroll modules, as well as system maintenance files and utilities. The information posted to the ledgers from POS operations is processed to produce a wide variety of reports to assure that owners receive the information necessary to successfully run their business. An owner can also easily design custom reports to suit its specific needs.

INTELLECTUAL PROPERTY

        The Company applied for registration of its Ecoclean service mark and Ecomat service mark and has received notices of allowance from the U.S. Patent and Trademark Office. In addition, the Company has been granted trademark registration of its Ecomat and Design service mark and registration of The Cleaner Choice service mark. The Company applied for registration of its Ecomat trademark with the European Community Trademark office on April 1, 1997.

EMPLOYEES

        As of April 30, 1998, the Company employed 24 persons, of whom 18 were store employees, and 6 were corporate personnel. Some of the store employees work part-time and many are paid on an hourly basis. None of the Company's employees are covered by a collective bargaining agreement.

ITEM 2.  DESCRIPTION OF PROPERTIES.

        The Company (through its Ecofranchising subsidiary) leases approximately 10,000 square feet at 147 Palmer Avenue in Mamaroneck, New York, which consists of 5,000 square feet for its flagship store that serves as prototype for all Ecomat full-service franchises and 5,000 square feet for its executive offices. The lease term commenced on March 15, 1995 and expires on March 14, 2005. The annual rental increases each year from $112,500 in the first year to $146,787 in the last year of the term. The Company has the option to extend the term for one five-year period. Total rental expense for the years ended December 31, 1996 and 1997 was $134,333 and $167,900, respectively.

        The Company (through its 8th Street subsidiary) leases approximately 2,500 square feet at 140 West 72nd Street, New York, New York, which houses an Ecomat Laundromat and Drop-Site for cleaning. The lease term expires on May 31, 2003. Total rental expense for the years ended December 31, 1996 and 1997 were $81,718 and $68,049, respectively. The annual rental will increase by 4.5% in each subsequent year.

        The Company (through its ECO JOSH subsidiary) leases approximately 3,000 square feet at 39 North Moore Street, New York, New York, which houses an Ecomat Cleaners. The lease term expires on January 31, 2006. The annual rental increases from $49,440 in 1997 to $62,628 in the last year of the term. Total rental expense for the year ended December 31, 1997 was $44,070.

        The Company (through its ECO MAHWAH subsidiary) also leases approximately 2,500 square feet at 190 Franklin Turnpike, Mahwah, New Jersey 07430, which houses an Ecomat Cleaners. This facility was leased in November 1997 with the intention of subsequent transfer to a potential franchisee. The lease term expires on July 31, 1998. The monthly rental is $4,000 a month for the remaining term of the lease. The Company has options to renew the lease for four additional three-year periods.

        The Company (through its ECO STU subsidiary) leased approximately 800 square feet located at 457 Main Street, Ridgefield, Connecticut. The facilities were used as a satellite store. This lease was terminated in December 1997, when this location was converted into a mobile route service. Total rental expense for the year ended December 31, 1997 was $22,584.

        The Company (through its ECO YITZI subsidiary) leased approximately 1,200 square feet located at 239 Danbury Road, Wilton, Connecticut. The facilities were used as a satellite store. This location was closed in January 1998, when this location was converted into a mobile route service. Total rental expense for the year ended December 31, 1997 was $14,772.

ITEM 3.  LEGAL PROCEEDINGS

        An action was commenced against subsidiaries of the Company in August 1997 after certain leased premises were vacated. The complaint seeks $109,350 in damages plus costs. The answer asserted affirmative defenses and counterclaims. No further action has been taken by the plaintiff and the Company understands that the premises were re-leased shortly after they were vacated by the subsidiary. Except as set forth above, the Company is not a party to any litigation or governmental proceedings other than routine litigation that is incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        There were no matters submitted to a vote of the Company's securityholders during the fourth quarter of 1997.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company's Common Stock commenced trading on the Nasdaq SmallCap Market on December 10, 1996. The Common Stock is quoted and traded on the Nasdaq SmallCap Market under the symbol ECMTE. The Company has been advised by The Nasdaq Stock Market, Inc. that it presently does not meet certain of the requirements for continued listing of the Common Stock on the Nasdaq SmallCap Market. A hearing is scheduled for June 18, 1998 at which the Company will be given the opportunity to demonstrate its ability to regain and sustain compliance with the applicable criteria. There can be no assurance that the Common Stock will continue to be listed on The Nasdaq SmallCap Market.

        The following table sets forth the range of high asked and low bid quotations for the Company's Common Stock for the period December 10, 1996 through December 31, 1997, the first quarter and the second quarter (through May
31) of 1998 as reported by the Nasdaq SmallCap Market. The quotes represent inter-dealer prices without adjustment or mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. The trading volume of the Company's Common Stock fluctuates and may be limited during certain periods. As a result, the liquidity of an investment in the Common Stock may be adversely affected.

                                                   High Asked           Low Bid
                                                   ----------           -------
        December 10 - December 31, 1996            7 3/8                5 1/8

        1997
        ----

        First  Quarter                             7                    5 1/8
        Second Quarter                             7                    5 7/8
        Third  Quarter                             7 1/4                5 5/8
        Fourth Quarter                             9                    4 1/4

        1998
        ----

        First  Quarter                             5                    1 1/2
        Second Quarter (through June 8)            3 1/8                  1/2

        On June 8, 1998 the sale price of the Common Stock as reported on the Nasdaq SmallCap Market was $1. As of June 8, 1998 there were 3,606,800 shares of Common Stock outstanding, held of record by approximately 42 record holders.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

Year Ended December 31, 1997 Compared to the Year Ended December 31, 1996

        Revenues. Total revenue for the year ended December 31, 1997 was $547,967 compared to $415,498 in the previous year. Revenue from Company-owned stores for 1997 was $392,327 compared to $411,413 in 1996 and franchise revenue and royalties amounted to $155,640 compared to $4,085 in 1996. None of the Company-owned stores has generated sufficient revenues to achieve profitability. The two stores acquired in early 1997 (see Item 1. "Description of Business--Recent Developments") were closed in late 1997 on recognition that the area could be serviced more efficiently out of the Ecomat facility in Mamaroneck, New York by means of a route service system. The Company acquired a full-service cleaning facility at 39 N. Moore Street in Manhattan in April 1997 and simultaneously converted the 72nd Street facility to a drop-site satellite location of that operation. Management is addressing both organizational issues and promotional efforts to improve results. Franchise revenue also lagged behind projections and management is in the process of increasing the quality and efficiency of the sales efforts and strengthening the franchise support functions.

        At December 31, 1997, the Company has recorded approximately $609,006 of deferred franchise revenue relating to franchises sold by the Company through December 1997 compared to $373,085 at December 31, 1996.

        Facilities Operating Costs. The cost of Company-owned cleaning/laundry facilities increased from $579,362 in 1996 to $1,008,873 in 1997. Approximately $324,400 of the increase of $429,511 were directly related to the operations of the four facilities newly acquired in 1997, including the two facilities in Connecticut that were closed at the end of the year. These four facilities added approximately $142,000 to compensation, $81,000 to rent, $17,000 to supplies and $22,000 to maintenance and repairs.

        Advertising and Promotion-Franchise Sales. Following the public offering at the end of 1996, the Company stepped up very significantly its promotion efforts for franchise sales. As a result, the related expenses in 1997 increased to $325,671 from $56,715 in 1996.

        General Administrative Expenses. The Company's general and administrative expenses increased sharply from $805,163 in 1996 to $1,537,245 in 1997. Professional and consulting fees accounted for 54% or $392,117 of the total increase and consisted of legal and accounting fees associated with fulfilling the obligations of a public company and the engagement of outside consultants for public relations, investor relations and for the franchise sales promotion programs. Compensation for additional franchise sales and support staff contributed $139,199 to the increase. Other administrative expenses included approximate increases of $39,000 for Directors and Officers liability insurance, $42,000 for travel expenses, $31,000 for communication expenses, $24,000 for dues and subscriptions and transfer agent fees, $27,000 for recruiting fees and $25,000 for maintenance and repairs. A one-time write off of a note payable for equipment sold in the amount of

$49,000 is also included in this item. Management recently reviewed the expense development and took steps to substantially cut general and administrative expenses and bring promotion expenses in line with a better focused franchise expansion program.

        Interest Expense and Interest Income. Interest expense decreased to $63,790 in 1997 from $96,357 for 1996 due to partial repayment of a note to Palatin in January 1997. Other income increased to $123,094 in 1997 from $9,352 in 1996 as a result of interest income earned on the proceeds of the public offering pending their use.

        Net Loss. The net loss of the Company was $2,724,193 ($0.76 per share) for the year ended December 31, 1997 and $1,253,180 ($0.51 per share) for the year ended December 31, 1996 reflecting the substantially higher costs and expenses incurred by the Company as outlined above that outstripped the $132,469 increase in revenues. The Company expects to continue to incur losses until it is able to generate adequate revenue from franchise sales and from Company-owned stores to offset expenses. The Company has implemented cost savings measures, including termination of outside consultants, reductions in staff, renegotiation of certain purchases and improvements in inventory management and customer service procedures in an attempt to narrow future operating losses.

Year Ended December 31, 1996 Compared to the Year Ended December 31, 1995

        Revenues. The Company had revenues for the year ended December 31, 1996 consisting of income from the Company-owned stores totaling approximately $411,000 and approximately $196,000 for the year ended December 31, 1995. Such revenues were not sufficient to cover facilities costs of producing such revenues. The amount of revenues required to cover fixed facilities costs varies by location and is dependent on market factors, such as rental, payroll, utilities and similar operating costs.

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

        At December 31, 1996, the Company has recorded approximately $373,000 of deferred franchise revenue relating to franchises sold by the Company through December 31, 1996. The deferred franchise fees, net of the $92,000 franchise fees receivable, have been collected. Two franchise sites have opened and $4,085 has been recognized as income. This includes franchise development fees of $3,750 and the balance consists of royalties.

        Facilities Operating Costs. The costs of cleaning/laundry facilities increased from $337,000 in 1995 to $579,000 in 1996 or 72%. This increase was primarily due to new costs from operating the Mamaroneck facility including supplies, rent, utilities and payroll costs amounting to $322,000.

        Advertising and Promotion-Franchise Sales. Advertising and promotion expenses decreased from $101,000 to $57,000 or 44% from 1995 to 1996. This was due to the fact that the 1995 expenditures for CD-ROM production, which is used for trade shows, did not recur in 1996. Those expenses amounted to approximately $50,000 in 1995.

        General and Administrative Expenses. The Company's general and administrative expenses increased from $757,000 to $805,000 or 6% from December 31, 1995 to December 31, 1996. This increase was primarily due to the increase in compensation expense from $261,000 to $332,000 or 27% from 1995 to 1996. Compensation expense increased principally due to the following reasons: (i) increases under certain employment agreements and (ii) the hiring of the Vice President of Franchise Sales. Rent expense (other than rent relating to cleaning/laundry facilities) decreased from approximately $107,000 to $77,000 from 1995 to 1996. This decrease can be attributed to the allocation of a significant portion of rent towards the Mamaroneck store facility throughout 1996. This allocation was lower in 1995, when the utilization of space for cleaning purposes was lower. The Company accounts for rent expense on a straight line basis over the respective terms of the Company's leases. The excess of the rent expense over the required lease payment is reflected as deferred rent payable on the Company's balance sheet.

        Interest Expense. Interest expense increased from approximately $30,000 to $96,000 principally due to two notes payable in 1996 and generally higher average outstanding note payable balances throughout 1996 as compared to 1995. One of the notes, amounting to $290,000, was paid in full in December 1996. In January 1997, the Company paid $1,000,000 of principal for the note payable to the majority shareholder.

        Net Loss. The net loss of the Company was $1,253,000 ($0.51 per share) for the year ended December 31, 1996 and $1,119,000 ($0.47 per share) for the year ended December 31, 1995. The Company expects to incur continuing losses until it is able to generate adequate revenue from franchise sales and/or substantial revenues from the Company-owned stores.

LIQUIDITY AND CAPITAL RESOURCES

        During the years ended December 31, 1997 and 1996, the Company used approximately $2,139,000 and $791,000 respectively of cash in operations. Proceeds from the 1996 public offering were used to finance the operating loss, the repayment of $1,000,000 to Palatin and for investments in new locations in the amount of approximately $403,000 and $454,000 for equipment. Cash and cash-equivalents at year-end was $377,764 in 1997 compared to $4,307,955 in 1996. Palatin and other Swiss investors have loaned an additional $700,000 to the Company during 1998 to date. See Part II, Item 12 -- "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." There can be no assurance that Palatin or any other entity will be willing to loan funds to the Company to cover expected future operating losses.

YEAR 2000 ISSUE

        Based upon review of it's computer operations, the Company has determined that it's costs related to the Year 2000 problem will be insignificant. The Company's Point of Sale and accounting system is based on advanced accounting software that is fully Year 2000 compliant.

ITEM 7.  FINANCIAL STATEMENTS.

        See financial statements following Item 13 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

        The names and ages of the directors and executive officers of the Company are set forth below:



 Name                  Age            Position(s) with the Company
Astrid Hindemith........52     Chairman of the Board and Chief Executive Officer
Hans-Rudolf Kuchler.....60     President and Chief Operating Officer
George W. Murphy........56     Director
Yuri Lumelskiy..........31     Vice President, Information Systems
Troy Morano.............29     Director of Operations


BACKGROUND OF DIRECTORS AND EXECUTIVE OFFICERS

Astrid Hindemith was elected Chairman of the Board and Chief Executive Officer on February 20, 1998. She became a Director in December 1995 and served as a Director of Diaber since 1993. Ms. Hindemith is a licensed attorney in Zurich, Switzerland and has been self-employed as a consultant since 1990. From 1992 to present she has been President and sole shareholder of Palatin, a Swiss corporation involved in investing that is a principal stockholder of the Company. See Item 11. "Security Ownership of Certain Beneficial Owners and Management." She received her law degree from the University of Zurich in 1990.

Hans-Rudolf Kuchler, a management consultant, was elected President and Chief Operating Officer and a Director on February 20, 1998. Mr. Kuchler was the Senior Executive Officer for Union Bank of Switzerland in New York (1974-87) and of Swiss Volksbank, New York (1988-93) and Executive Vice President and Chief Operating Officer USA for the British private banking firm Coutts & Co. (1993-94) before forming his own management consulting firm.

George W. Murphy was elected a Director on February 20, 1998, Mr. Murphy is Treasurer, Controller and Chief Financial Officer of G.F. Dobson Co. and certain affiliated companies, which are engaged in various aspects of property and casualty insurance. During 1996, Mr. Murphy was employed by Lee-Nolan Associates, an insurance and financial services company affiliated with Massachusetts Mutual, where he specialized in insurance and estate planning for small businesses and high net worth individuals. From 1989 to 1994 he was employed as Executive Vice President and Chief Operating Officer of SwissRe Holding (North American) Inc., the holding company for the North American operations of SwissRe, the Swiss reinsurer, with responsibility for the North American Group's cost control and budgeting system. From 1969 to 1989, Mr. Murphy served as

Senior Vice President and Treasurer of SwissRe Advisers Inc. with responsibility for developing and managing the Group's cash management system.

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

Troy Morano joined the Company in March 1997 as Director of Operations. Since March 1991 Mr. Morano worked for Blimpie International. Since 1993, he was Director of Operations and Development for New Jersey.

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

        Michael H. Seid, who was a director of the Company from September 29, 1997 through May 22, 1998, did not file an initial report of ownership on Form 3 with the Securities and Exchange Commission.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

        The following table sets forth the aggregate compensation paid by the Company for the years ended December 31, 1997, 1996 and 1995 to Diane Weiser, who was its chief executive officer until her resignation on January 22, 1998. No employee received annual compensation exceeding $100,000 in the aggregate in any of such years.


Name and Principal Position                 Year                        Salary
---------------------------                 ----                        ------
Diane Weiser                                1997                        $73,346
Chief Executive Officer,                    1996                         55,000
President and Treasurer                     1995                         50,000

DIRECTOR COMPENSATION

        Each director of the Company is entitled to receive a fixed annual fee of $5,000 plus $750 for each meeting attended.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information, as of April 30, 1998 with respect to the beneficial ownership of the outstanding shares of the Company's Common Stock by (i) any holder of more than five percent (5%) of the outstanding shares; (ii) the Company's officers and directors; and (iii) the directors and officers of the Company as a group. A person is deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days.


                                                                      Approximate
Name and Address                        Amount and nature             Percentage (%) of
of Beneficial Owner (2)                 Beneficial Ownership (1)      Class
-----------------------                 ------------------------      -----

Diane Weiser (3)                          840,000                     23.27%
Palatin, AG (4)                         1,560,000                     43.22%
Astrid Hindemith (3), (4)               2,400,000(4)                  66.54%

All officers and directors as
a group (five (5) persons)              2,403,000                     66.62%

(1) Beneficial ownership as reported in the table above has been determined in accordance with Item 403 of Regulation S-B of The Securities Act of 1933 and Rule 13(d) - 3 of The Securities Exchange Act.

(2) The address of each stockholder shown above is c/o Ecomat, Inc., 147 Palmer Avenue, Mamaroneck, NY 10543.

(3) Ms. Weiser resigned her positions of President, Chief Executive Officer, Secretary, Treasurer and Director of the Company on January 22, 1998.
Ms. Hindemith has a right of first refusal to purchase the shares owned by Ms. Weiser and holds an irrevocable proxy with respect to such shares.

(4) Includes 1,560,000 shares of Common Stock held by Palatin, a Swiss company wholly owned by Ms. Hindemith, Chairman of the Board and Chief Executive Officer of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        As of December 31, 1997, the Company was indebted in the amount of $342,211 to Palatin, a Swiss corporation that is wholly owned by Astrid Hindemith, Chairman of the Board and Chief Executive Officer of the Company and a principal stockholder. The highest amount outstanding during 1997 was $1,320,847. The debt is evidenced by a promissory note bearing interest at 7% per annum that is payable on December 31, 1998. Palatin has the right at maturity to convert such debt into shares of Common Stock at a purchase price equal to the book value of the Company's Common Stock on the date of the most recent fiscal quarter ended prior to conversion ($.054 at December 31, 1997). An additional $700,000 has been loaned to the Company by Palatin and other Swiss investors during 1998. Such loan bears interest at 7% and is due on demand. The Company and Palatin are discussing the possible conversion of such loan into preferred stock of the Company.

        As of December 31, 1997, the Company was indebted in the amount of $75,898 to Diane Weiser, who was Chief Executive Officer, President and Treasurer and a director of the Company until her resignation on January 22, 1998 and remains a principal stockholder. The highest amount outstanding during 1997 was $75,898. The debt is evidenced by a promissory note bearing interest at 7% per annum that is payable on December 9, 1998. Ms. Weiser has the right to convert, at maturity, the balance of the indebtedness owed to her into shares of Common Stock at a purchase price equal to the book value of the Company's Common Stock on the date of the most recent fiscal quarter ended prior to conversion.

        The Company has entered into a master franchise agreement with Palatin (which, as the master franchisee, may either establish its own facilities that utilize the Ecomat system or license others to do so), for the development of the Ecomat concept in Europe. See Part I, Item 1 -- "DESCRIPTION OF BUSINESS -- Ecomat's Operations -- Franchise Agreements." The master franchise agreement was approved at the time it was entered into by all of the disinterested directors. Management believes that the terms of the master franchise agreement with Palatin are fair and reasonable in all respects.

        There are currently no additional transactions contemplated between the Company and its officers, directors, employees and affiliates. Any such transactions in the future will be on terms no less favorable to the Company than can be obtained from unaffiliated parties. Any such transactions will be subject to the approval of a majority of the disinterested members (to such transaction) of the Board of Directors (i.e, members of the Board who are not directly or indirectly parties to such transaction, or, if such transaction involves an entity, who are not officers or directors of, or have any beneficial ownership or financial interests in, such other entity).

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
Consolidated Statement of Cash Flows                                   F- 6
Notes to Consolidated Financial Statements                     F- 7 - F- 16



(a) (2) EXHIBITS

 3.1  -    Certificate of Incorporation of the Company*

 3.5  -    By-Laws of the Company*

 4.1  -    Specimen Certificate for shares of Common Stock*

10.1  -    1996 Incentive Stock Option and Stock Appreciation Rights Plan*

10.2  -    1996 Non-Qualified Stock Option Plan*

10.3  -    Agreement of Lease for Premises located at 147 Palmer Avenue, Mamaroneck, NY 10543*

10.4  -    Master Franchise Agreement, dated January 26, 1996, between Ecofranchising, Inc.
           and Palatin, AG*

10.5  -    Cluster Development Agreement and Attachments, dated February 23, 1996, between
           P.E.B. Inc. and Ecofranchising, Inc.**

10.6  -    Cluster Development Agreement and Attachments, dated March 25, 1996, between
           Community Wetcleaners, Inc. and Ecofranchising, Inc.**

10.7  -    Operating Agreement and Attachments, dated June 19, 1996, between Vincent Nimson and Ecofranchising, Inc.**

10.8  -    Cluster Development Agreement and Attachments, dated September 30, 1996, between
           John W. Henderson, Jr. and Ecofranchising, Inc.**

10.9  -    Master License Agreement, dated April 15, 1997, between Ecofranchising, Inc. and
           PT Pranasakti Dewanta.***

10.10 -    Master License Agreement, dated March 27, 1997, between Ecofranchising, Inc. and
           Elite-Fame SDN BHD***

21    -    Subsidiaries of the Company

27    -    Financial Data Schedule (in EDGAR filing only)

*                     Incorporated by Reference to the Company's Registration Statement on
                      Form SB-2, No. 333-1524.

** In accordance with Rule 202 of Regulation S-T, these documents were filed in paper format pursuant to a continuing hardship exemption.

***                   Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1996.

(b)        REPORTS ON FORM 8-K

           The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 1997.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                           PAGE
                                                                                           ----
Report of Independent Certified Public Accountants.................................         F-2

Consolidated financial statements

     Consolidated balance sheets...................................................         F-3

     Consolidated statements of operations.........................................         F-4

     Consolidated statement of stockholders' equity................................         F-5

     Consolidated statements of cash flows.........................................         F-6

     Notes to consolidated financial statements....................................     F-7 - F-22

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS

Board of Directors
   ECOMAT, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of Ecomat, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ecomat, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations, and their consolidated stockholders' equity and their consolidated cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As more fully described in Note B, the Company has incurred significant operating losses since inception. This factor, among others, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from this uncertainty.



GRANT THORNTON LLP
GRANT THORNTON LLP

New York, New York
May 25, 1998

                          ECOMAT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,


                            ASSETS                                     1997              1996
                                                                    -----------       -------
Current Assets
   Cash and cash equivalents                                       $    377,764       $ 4,307,955
   Investments                                                          415,055
   Accounts receivable and advances, net of
      allowances of $3,386 and $10,782                                   31,478            45,126
   Franchise fees receivable                                             15,360            26,054
   Notes receivable                                                       8,079
   Prepaid expenses                                                      62,430            69,186
                   -                                               ------------      ------------
        Total current assets                                            910,166         4,448,321
Property and equipment, net                                           1,068,084           644,796
Franchise fees receivable                                               282,240            66,196
Notes receivable                                                        188,120
Other assets                                                            134,980            35,505
                                                                    -----------      ------------
                                                                    $ 2,583,590       $ 5,194,818
                                                                    ===========      ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Notes payable, current portion                                  $    663,341       $ 1,000,000
   Accounts payable and accrued expenses                                696,756           280,744
   Prepaid laundry revenue                                               12,000            11,934
                                                                   ------------      ------------
        Total current liabilities                                     1,372,097         1,292,678
Notes payable, net of current portion                                   202,385           392,597
Deferred rent payable                                                   204,756           179,830
Deferred franchise revenue                                              609,006           373,085
                                                                     ----------        ----------

                                                                      2,388,244         2,238,190

Commitments and contingencies

Stockholders' equity
   Preferred stock, $.0001 par value; authorized, 1,000,000
     shares;  no shares issued and outstanding                               -                 -
   Common stock, $.0001 par value; authorized, 25,000,000
     shares; issued and outstanding, 3,606,800 and
     3,600,000 shares                                                       361               360
   Additional paid-in capital                                         6,404,377         6,441,467
   Accumulated deficit                                               (6,209,392)       (3,485,199)
                                                                    -----------        ----------
                                                                        195,346         2,956,628
                                                                    -----------       -----------
                                                                    $ 2,583,590       $ 5,194,818
                                                                    ===========       ===========

The accompanying notes are an integral part of these statements.

                          ECOMAT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     Year Ended December 31,
                                                                    -------------------------
                                                                       1997           1996
                                                                    ----------     ----------
Revenues
   Cleaning and laundry services                                 $    392,327    $    411,413
   Franchise revenue                                                  143,414           4,085
   Royalty revenue                                                     12,226
                                                                 ------------    ------------
                                                                      547,967         415,498
                                                                 ------------    ------------
Costs and expenses
   Facilities operating costs
     Compensation                                                     429,977         235,229
     Advertising and promotion                                         30,014          45,494
     Supplies                                                          64,930          25,024
     Rent                                                             210,019         138,554
     Utilities                                                         69,397          76,647
     Other                                                            204,536          58,414
                                                                  -----------    ------------
                                                                    1,008,873         579,362
                                                                  -----------    ------------
   Advertising and promotion - franchise sales                        325,671          56,715
                                                                  -----------    ------------
   General and administrative expenses
     Compensation                                                     471,328         332,129
     Rent                                                             107,355          77,498
     Professional and consulting fees                                 450,192          58,075
     Other                                                            508,370         337,461
                                                                  -----------    ------------
                                                                    1,537,245         805,163
                                                                  -----------    ------------
   Depreciation and amortization                                      211,573         126,550
                                                                  -----------    ------------
        Total costs and expenses                                    3,083,362       1,567,790
                                                                   ----------     -----------
Loss on disposition and impairment of assets                          226,201
                                                                  -----------     -----------

        Operating loss                                             (2,761,596)     (1,152,292)
                                                                   ----------      ----------
Other income (expense)
   Other income                                                       123,094           9,352
   Interest expense                                                   (63,790)        (96,357)
                                                                 ------------   -------------
                                                                       59,304         (87,005)
                                                                 ------------   -------------
        Loss before provision for income taxes                     (2,702,292)     (1,239,297)
Income taxes                                                           21,901          13,883
                                                                 ------------    ------------
        Net loss                                                  $(2,724,193)    $(1,253,180)
                                                                   ==========      ==========
Net loss per share - basic and diluted                                  $(.76)          $(.51)
                                                                         ====            ====
Weighted average shares outstanding                                 3,604,097       2,449,180
                                                                   ==========      ==========


The accompanying notes are an integral part of these statements.

                          ECOMAT, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     Years ended December 31, 1996 and 1997


                                                                                               Total
                                                           Additional                       deficit in
                                Preferred      Common        paid-in        Accumulated    stockholders'
      Description                 stock         stock        capital          deficit        equity
      -----------                 -----         -----        -------          -------        ------
Balance at December 31,            -           $240       $1,609,760      $(2,232,019)   $   (622,019)
1995

Issuance of shares in a public
 offering, net of related          -            120        4,831,707            -           4,831,827
 costs

Net loss - 1996                    -            -                          (1,253,180)     (1,253,180)
                                  ---         -----       ----------      -----------      ----------

Balance at December 31, 1996       -            360        6,441,467       (3,485,199)      2,956,628
                                  ===

Additional public offering
  costs                                                      (80,340)                         (80,340)

Common stock issuance              -              1           43,250                           43,251

Net loss - 1997                    -            -                          (2,724,193)     (2,724,193)
                                  ---          -----      ----------      -----------      ----------

BALANCE AT DECEMBER 31, 1997       -           $361       $6,404,377      $(6,209,392)    $   195,346
                                  ===          =====      ==========      ===========     ===========


The accompanying notes are an integral part of this statement.

                                ECOMAT, INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Year Ended December 31,
                                                                      -----------------------
                                                                        1997           1996
                                                                      --------        -------
Cash flows from operating activities
   Net loss                                                       $(2,724,193)    $(1,253,180)
   Adjustments to reconcile net loss to net cash used in
     operating activities

       Depreciation and amortization                                  211,573         126,550
       Loss on disposition of assets                                  226,201           -
       Noncash compensation                                            25,250
       Deferred rent payable                                           24,926          18,760
       Changes in assets and liabilities
         Current receivables and prepaid expenses                      23,019        (201,362)
         Other assets and long-term receivables                      (604,148)         (4,045)
         Accounts payable and accrued expenses and prepaid            416,078         144,770
           revenue
         Accrued interest payable                                      26,479          75,004
         Deferred revenue                                             235,921         302,019
                                                                  -----------     -----------
        Net cash used in operating activities                      (2,138,894)       (791,484)
                                                                  -----------     -----------
Cash flows from investing activities
   Purchase of property and equipment                                (454,420)        (30,928)
   Sale of property and equipment                                     114,868
   Acquisition of subsidiaries                                       (403,000)
   Investment in certificate of deposit                              (415,055)
                                                                  -----------    ------------
        Net cash used in investing activities                      (1,157,607)        (30,928)
                                                                   ----------    ------------
Cash flows from financing activities
   Proceeds from the issuance of shares in a public
     offering, net of related costs                                   (80,340)      4,831,827
   Payment of note payable                                         (1,050,895)       (290,000)
   Proceeds from notes payable                                        497,545         578,093
                                                                  -----------     -----------
        Net cash (used in) provided by financing activities          (633,690)      5,119,920
                                                                  -----------     -----------
        Net (decrease) increase in cash and cash equivalents       (3,930,191)      4,297,508

Cash and cash equivalents - beginning of year                       4,307,955          10,447
                                                                   ----------    ------------
Cash and cash equivalents - end of year                          $    377,764     $ 4,307,955
                                                                  ===========      ==========

Supplemental disclosures of cash flow information:
   Cash paid during the year for
     Interest                                                         $37,310         $15,000
                                                                       ======          ======
     Income taxes                                                     $10,645          $3,885
                                                                       ======          ======

Noncash investing activities:
  During 1997, the Company issued 3,000 shares of common stock, which were valued at $18,000 in relation to an acquisition of a dry cleaning/laundromat facility.

The accompanying notes are an integral part of these statements.

                                ECOMAT, INC. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  December 31, 1997 and 1996

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

    The Company, through its seven wholly-owned subsidiaries, operates and franchises environmentally sound cleaning and laundromat facilities. The Company and its franchisees are dependent upon various third-party manufacturers and suppliers to provide laundromat and wet cleaning equipment, as well as specialized finishing and cleaning products.

NOTE B - BASIS OF PRESENTATION

    The Company has incurred losses of approximately $6,200,000 since inception, including approximately $2,700,000 and $1,300,000 for the fiscal years ended December 31, 1997 and 1996, respectively. The Company's consolidated financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. These continued operating losses, among other factors, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

                                ECOMAT, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  December 31, 1997 and 1996

NOTE B (CONTINUED)

    Management's plans for dealing with these matters include some or all of the following:

    Management is in discussion with the Company's principal stockholder about an injection of additional funds in the approximate amount of $1,000,000, which would be in addition to the $650,000 bridge financing already provided by the Company's principal stockholder in the first four months of 1998. The Company also has retained a strategic and financial advisory firm to advise on alternatives for restructuring and redirecting ECOMAT, Inc. to better achieve the stated strategy and objectives, including possible synergetic combinations, and to evaluate potential mergers.

    Additionally, the Company has plans to reorganize its senior management entirely and to strengthen its franchise sales and support staff and functions. Subsequent to year-end, management has addressed expense control aspects and has established a more focused franchise program.

    The ultimate outcome of the items discussed above is not known at the present time.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    1.  Basis of Combination

        The consolidated financial statements include the Company, Diaber and its seven wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

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

                          ECOMAT, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1997 and 1996

NOTE C (CONTINUED)

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

        The Company also recognizes default franchise revenues from prospective franchisees who make nonrefundable payments to the Company and who subsequently abandon their efforts or who are not in compliance with the terms of the franchise agreement. In 1997, revenues from defaults amounted to approximately $80,000, substantially all of which were from one franchisee.

        At December 31, 1997 and 1996, the Company had approximately $609,000 and $373,000, respectively, of deferred revenue relating to initial franchise fees (including a master franchise fee) for which the related franchise stores have not yet opened.

    3.  Property and Equipment

        Property and equipment are stated at cost. Depreciation is determined on the straight-line method over the estimated useful lives of the assets (ranging from 5 to 10 years). Maintenance and repairs are expensed as incurred.

    4.  Cash and Cash Equivalents

        For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

                          ECOMAT, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1997 and 1996

NOTE C (CONTINUED)

    5.  Investments

        Investments consist of certificates of deposit with an original maturity of one year. These amounts are considered held to maturity and are stated at amortized cost, which approximates fair market value.

    6.  Income Taxes

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

    7.  Impairment of Long-Lived Assets

        It is the Company's policy to annually review long-lived assets such as property, equipment and goodwill for impairment. The Company measures the impairment by considering a number of factors including: (i) current operating results for the location pertaining to the applicable asset,
        (ii) future operating results of the applicable location, and (iii) any other material factors that affect the continuity of the applicable location.

    8.  Net Loss Per Share

        Basic and diluted loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding during each period. The adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," had no material impact on the presentation of loss per share for the periods presented. Stock options have been excluded from the calculation of diluted loss per share as their effect would have been antidilutive. (See Note J.)

                          ECOMAT, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1997 and 1996

NOTE C (CONTINUED)

        The supplemental pro forma loss per share for 1996 is based upon (i) 2,449,180 weighted average shares of common stock outstanding and (ii) the number of shares (216,904) whose proceeds would be necessary to repay certain debt of the Company (Note E). The supplemental pro forma loss per share was $.47 for the year ended December 31, 1996.

    9.  Use of Estimates

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

   10.  Research and Development Costs

        The Company expenses all costs related to research and development as incurred.

   11.  Intangible Assets

        The Company capitalizes all amounts in excess of fair market value of specifically identifiable assets as goodwill. Goodwill is amortized over its expected useful life, most frequently five years.

   12.  Fourth Quarter Adjustments

        Certain adjustments recorded in the fourth quarter of 1997 may pertain to earlier quarters. Management has not yet determined the impact, if any, on the first three quarters of 1997.

                          ECOMAT, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1997 and 1996

NOTE D - PROPERTY AND EQUIPMENT

    Property and equipment as of December 31, 1997 and 1996 are summarized as follows:

                                                                       1997           1996
                                                                    -----------      ------
Laundry equipment                                                      $678,792    $389,160
Computer equipment                                                      104,678      42,153
Leasehold improvements                                                  430,017     412,161
Furniture and fixtures                                                  156,397      54,146
Automobiles                                                              60,775       5,250
                                                                       --------    --------

                                                                      1,430,659     902,870
Less accumulated depreciation and amoritzation                          362,575     258,074
                                                                     -----------   --------
                                                                     $1,068,084    $644,796
                                                                     ==========    ========

    Depreciation and amortization expense on property and equipment aggregated approximately $211,000 and $127,000 for the years ended December 31, 1997 and 1996, respectively.

    In December 1997, the Company closed two Company-owned stores, resulting in a write-off of leasehold improvements totalling approximately $8,000. In addition during 1997, the Company sold certain equipment to franchisees in which a net gain of approximately $27,000 was recognized.

NOTE E - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

   Accounts payable and accrued expenses as of December 31, 1997 and 1996 are summarized as follows:

                                                                        1997               1996
                                                                      ---------          ------
Payroll and payroll taxes                                               $53,859          $  19,738
Professional fees                                                       154,705             20,464
Rent                                                                     14,799             35,180
Advertising                                                             132,026
Insurance premiums                                                       28,754             74,127
Other payables                                                          312,613            131,235
                                                                       --------           --------
                                                                       $696,756           $280,744
                                                                       ========           ========

                          ECOMAT, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1997 and 1996

NOTE F - NOTES PAYABLE

   Notes payable consist of the following:


                                                                             December 31,
                                                                        ---------------------------
                                                                           1997             1996
                                                                        -----------      -----------
      Note payable - majority stockholder (a)                           $215,000         $1,215,000
      Note payable - officer/stockholder (b)                              70,870             71,836
      Chase term loan payable (c)                                        176,667
      Chase business revolving credit account (d)                        181,234
      Notes payable (auto) (2) - Ford Credit (e)                          34,324
      Note payable (auto) - Chase (f)                                      9,192
      Note payable - Medallion (g)                                        46,199
      Accrued interest                                                   132,240            105,761
                                                                         -------         ----------
                                                                         865,726          1,392,597
      Less current portion                                               663,341          1,000,000
                                                                         -------         ----------
      Notes payable, net of current portion                             $202,385        $   392,597
                                                                         =======         ==========

---------------
 (a)  The note is subject to the following terms:

    Amount (including interest)  $342,000 was outstanding as of December 31, 1997.
    Interest                     7% per annum
    Maturity                     $215,000 plus interest due in December 1998.
    Conversion                   The note is convertible into common stock at a
                                 price equal to the book value of the Company (as
                                 defined) within certain limitations as defined in
                                 the note.

(b) The Company has a note payable to an officer/principal stockholder/director in the amount of $70,870 at December 31, 1997. The note bears interest at 7% per annum and matures in December 1998 and is convertible into common stock at a price equal to the book value of the Company (as defined) within certain limitations as defined in the note.

(c) The note is subject to the following terms: Interest - prime plus .25% per annum; monthly payment - $3,333.33 (plus interest); maturity date - May 2002. The prevailing rate of interest at December 31, 1997 was 8.75%. The note is collateralized by the Company's investment in a certificate of deposit. Since the Company was in violation of certain covenants pertaining to this note, the entire amount due has been classified as current as of December 31, 1997.

(d) The credit line is subject to the following terms: Interest - prime plus
 .25% per annum; monthly payment - 1/36 of the outstanding principal amount as of the date of last loan drawn (plus interest). The prevailing rate of interest at December 31, 1997 was 8.75%. The note is collateralized by the Company's investment in a certificate of deposit.

(e) The notes are subject to the following terms: Interest - 11.75% per annum; monthly payment - $465.28 (including interest); maturity date - October 2001. The notes are collateralized by certain of the Company's automobiles.

(f) The note is subject to the following terms: Interest - 10.95% per annum; monthly payment - $398.76 (including interest); maturity date - February 2000. The note is collateralized by certain of the Company's automobiles.

(g) The note is subject to the following terms: Interest - 13% per annum; monthly payment - $1,134.54 (including interest); maturity date - May 2002.

                          ECOMAT, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1997 and 1996

NOTE G - INCOME TAXES

    At December 31, 1997, the Company had net operating loss carryforwards of approximately $5,900,000 for income tax purposes expiring through 2012. The Company's ability to utilize net operating losses may be limited due to changes in ownership resulting from the shares issued in the IPO, additional issuances of the Company's common stock or other changes in ownership, as defined in Internal Revenue Code Section 382 and related regulations.

    For financial statement purposes, a valuation allowance equal to the amount of the net deferred tax asset at December 31, 1997 and 1996 has been recognized, as the realization of such deferred tax assets is uncertain.

    Components of the Company's deferred tax assets (liabilities) are as follows:

                                                 1997                 1996
                                              ----------           ---------

  Interest expense                        $      53,000        $      42,000
  Lease obligation                               82,000               72,000
  Net operating loss carryforwards            2,360,000            1,280,000
                                            -----------           ----------
                                              2,495,000            1,394,000
  Valuation allowance                        (2,495,000)          (1,394,000)
                                            -----------           ----------
  Net deferred tax asset                  $        -           $        -
                                            ===========           ==========


NOTE H - COMMITMENTS

    1.  Lease Commitments

        The Company has entered into various operating leases for its executive office, Company-owned stores and franchisee stores, as well as certain equipment expiring at various times through the year 2006.

                          ECOMAT, INC. AND SUBSIDIARIES

                           December 31, 1997 and 1996

NOTE H (CONTINUED)

        Aggregate future minimum lease payments required under noncancellable operating leases at December 31, 1997 are as follows:

                                                                       LEASE            Subleasing
                                                                     PAYMENTS             income
                                                                    ------------       -------------
          1998                                                      $   327,467         $  (23,248)
          1999                                                          307,175            (24,127)
          2000                                                          316,561            (25,050)
          2001                                                          318,392            (25,990)
          2002                                                          328,775            (26,964)
          Thereafter                                                    694,782           (110,328)
                                                                     ----------           --------
          Total future minimum lease payments required               $2,293,152          $(235,707)
                                                                     ==========           ========

        Total rent expense for the years ended December 31, 1997 and 1996 amounted to approximately $317,000 and $216,000 (net of subleasing income of $4,000 and $0), respectively. Rent expense is charged on a straight-line basis over the respective terms of the lease. The excess of rent expense over the required lease payments is reflected as deferred rent payable as of December 31, 1997 and 1996.

        The Company is currently in negotiations to terminate a lease for one of the closed locations. Management believes that they will be successful in terminating the lease for less than $10,000. Lease obligations on this lease have been included in the minimum lease agreement schedule above.

    2.  Employment Agreements

        The Company entered into a five-year employment agreement commencing April 1, 1997 and ending March 31, 2002, with the Manager of Information Systems. The agreement calls for a base salary of $84,000 per annum, which is to be reviewed annually and increased as deemed appropriate by the Board of Directors. The agreement also calls for an annual performance bonus of 3,000 shares of the Company's stock and the granting of stock options for 75,000 shares having an exercise price of $5.25 per share exercisable in 15,000-share blocks each year for five years, beginning April 1, 1998. The first grant was made on July 1, 1997 in accordance with the agreement. Subsequent grants will take place on April 1, 1998, April 1, 1999, April 1, 2000 and April 1, 2001. Under this employment agreement, employment terminates upon death or total disability of the employee and may be terminated by the Company for cause.

                          ECOMAT, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1997 and 1996

NOTE H (CONTINUED)

        The Company entered into a five-year employment agreement commencing January 15, 1996 and ending January 14, 2000, with its Vice President of Franchise Sales and Marketing. Under this employment agreement, this individual received an annual base salary of $93,000. In addition, annually, he had the right to receive common stock based upon the Company meeting certain net income amounts as detailed in the agreement. The employee voluntarily resigned from the Company effective April 30, 1998, releasing the Company from any obligations under the terms of the agreement.

NOTE I - RELATED PARTY TRANSACTIONS

    The Company and a director (who also controls a corporation that is the principal stockholder of the Company) entered into a Master Franchise Agreement dated January 27, 1996 that gives the director the right to (i) establish and operate cleaning facilities in Europe and (ii) license other unaffiliated parties to establish and operate cleaning facilities in Europe. At December 31, 1997 and 1996, the Company has recorded the master franchise fee of $120,000 as deferred franchise revenue and will recognize the fee on a pro rata basis as facilities subject to the agreement are opened.

    In the first quarter of 1997, the principal stockholder was repaid $1,000,000 of her note payable (see Note E) from the proceeds of the IPO.

NOTE J - STOCK OPTION PLANS

    In January 1996, the directors and stockholders of the Company adopted the 1996 Incentive Stock Option and Stock Appreciation Rights Plan ("Incentive Option Plan") and the 1996 Non-Qualified Stock Option (the "Nonqualified Option Plan"), collectively the "Plans." Pursuant to the Incentive Option Plan, key employees and directors are eligible to receive incentive stock options, stock appreciation rights ("SARs") and nonqualified options. Pursuant to the Nonqualified Option Plan, key employees, directors, consultants, distributors, professional and independent contractors are eligible to receive nonqualified options. The Plans will be administered by the Board of Directors or an appointed committee which will determine the recipients of such grants. The Incentive Option

                          ECOMAT, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1997 and 1996

NOTE J (CONTINUED)

    Plan and the Nonqualified Option Plan each provide for options covering 2,000,000 shares of the Company's common stock to be granted under the Plans. As permitted by the provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," the Company has adopted the Accounting Principles Board Opinion No. 25 or intrinsic value method of accounting for employee stock options. Accordingly, the determined fair value of stock options granted will be disclosed rather than recognized in the financial statements. As of December 31, 1997, no options have been granted under the Plan.

    During 1997, the Company granted 75,000 options to purchase its common stock to an employee of the Company. The Company measures compensation in accordance with the provisions of APB Opinion No. 25 in accounting for its stock compensation plans. Accordingly, compensation cost of approximately $7,000 has been recorded for options granted to the employee in the year ended December 31, 1997 as a result of the exercise price of $5.25 being less than the market price of $5.875 at the date of grant. The fair value of each option granted has been estimated on the grant date using the Black-Scholes option valuation model. The following assumptions were made in estimating fair value:

       Dividend yield                                   0%

       Risk-free interest rate                          6%

       Volatility                                       70%

       Expected life                                    6 years

    At December 31, 1997, the Company had outstanding 75,000 options with an exercise price of $5.25 per share, of which none were exercisable.

                          ECOMAT, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1997 and 1996

NOTE J (CONTINUED)

    Had compensation costs been determined under SFAS No. 123, net loss would have been as follows:

                                                                         Year ended December 31,
                                                                       --------------------------
                                                                          1997             1996
                                                                       -----------       --------
                                                                           (in thousands)
      As reported                                                    $(2,724,193)       $(1,253,180)
      Pro forma for SFAS No. 123                                      (2,761,597)        (1,253,180)

      Loss per share - basic and diluted
         As reported                                                      $(.76)             $(.51)
         Pro forma for SFAS No. 123                                       $(.77)             $(.51)

    During the initial phase-in period of SFAS No. 123, such compensation expense may not be representative of the future effects of applying these statements.

NOTE K - CONCENTRATION OF CREDIT RISK

    The Company maintains its cash balances in one financial institution in New York. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000.

NOTE L - THE FAIR VALUES OF FINANCIAL INSTRUMENTS

    The estimated values of the Company's financial instruments are as follows:

                                           DECEMBER 31, 1997                December 31, 1996
                                      --------------------------      ---------------------------
                                         CARRYING         FAIR         Carrying          Fair
                                          AMOUNT          VALUE         amount           value
                                      -------------     --------      -----------      ----------
       Cash and cash equivalents         $377,764        $377,764      $4,307,955      $4,307,955
       Investments                        415,055         415,055          N/A             N/A
       Notes receivable                   196,199       SEE BELOW          N/A             N/A
       Notes payable                      865,726       SEE BELOW       1,392,597       See below

                          ECOMAT, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1997 and 1996

NOTE L (CONTINUED)

    Cash and Cash Equivalents and Investments

    The carrying amounts approximate the fair values because of the short maturity of those instruments.

    Notes Receivable and Payable

    It was not practicable to estimate the fair value of the Company's notes receivable and payable because information relating to the value of investments with similar terms and financial models to evaluate credit to similar businesses is not readily available.

NOTE M - OTHER ASSETS

    Other assets as of December 31, 1997 and 1996 are summarized as follows:

                                                                        1997                1996
                                                                      ---------           ------

      Deposits on equipment                                           $  40,925
      Security deposits                                                  45,431            $34,407
      Trademarks                                                         19,439
      Organization costs                                                                     2,745
      Other                                                              30,469
                                                                      ---------            -------
                                                                        136,264             37,152
      Less accumulated amortization                                      (1,284)            (1,647)
                                                                      ---------            -------

                                                                       $134,980            $35,505
                                                                      =========            =======

    Amortization expense on other assets aggregated approximately $1,000 for each of the years ended December 31, 1997 and 1996.

    During 1997, the Company wrote off intangible and other assets in relation to two company-owned stores that were closed in December 1997. In addition, the Company wrote off goodwill on another store acquired in 1997. The total write-offs for the above locations amounted to approximately $236,000 in 1997. (See Note P.)

                          ECOMAT, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1997 and 1996

NOTE N - NOTES RECEIVABLE

    Notes receivable consist of the following as of December 31, 1997:

      Franchisee note receivable - interest bearing (a)                                   $131,199
      Franchisee note receivable - noninterest bearing (b)                                  65,000
                                                                                          --------

                                                                                           196,199
      Less current portion                                                                  (8,079)
                                                                                          --------

                                                                                          $188,120
                                                                                          ========

     ---------------
    (a) The Company has a note receivable from a franchisee, $46,199 of which is payable in monthly payments of $1,134.54 through May 2002. Payments include interest at 13% per annum. The balance of $85,000, plus 13% interest, is payable in June 2002.

    (b) The Company has a noninterest-bearing note receivable from a franchisee, payable by September 16, 2002.

NOTE O - ECO MAHWAH

    Eco Mahwah, Inc. was formed in September 1997 to acquire substantially all of the assets and assume the lease of Ivy League Cleaners Inc. located at 190 Franklin Turnpike, Mahwah, New Jersey. This purchase was completed in reliance upon the conclusion of negotiations and signing of a cluster development agreement for Bergen County with a prospective franchisee, which is currently in dispute. The purchase price consisted of a cash payment of $128,000. The Company has invested additional funds in the amount of approximately $78,000 for leasehold improvements and start-up expenses to complete the cleaning store and currently manages this location as a company-owned store pending resolution of the franchise dispute. The Company is currently reviewing this matter with counsel.

NOTE P - ACQUISITIONS

    During 1997, the Company acquired the assets and business of four dry cleaning/laundromat locations, including Eco Mahwah as described in Note O, for aggregate cash consideration of $403,000. The accounts of the acquired businesses have been consolidated with the Company's financial statements as of the date of the acquisitions.

                          ECOMAT, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1997 and 1996

NOTE P (CONTINUED)

    As of December 31, 1997, two of these locations were closed, for which the Company recorded a loss on disposition of approximately $130,000. The Company also recorded an impairment of approximately $106,000 for certain intangibles in relation to another acquisition. (See Notes D and M.)

    Unaudited pro forma results for the Company's operations, combined with acquisitions consummated in 1997, have not been included because management believes such presentation is not material to the consolidated statement of operations of the Company.

NOTE Q - SIGNIFICANT NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

    The Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," governing the reporting and display of comprehensive income and its components, and Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures About Segments of an Enterprise and Related Information," requiring that all public businesses report financial and descriptive information about their reportable operating segments. The Company will implement SFAS No. 130 and SFAS No. 131 as required in 1998. The impact of adopting SFAS No. 130 is not expected to be material to the consolidated financial statements or notes to consolidated financial statements. Management is currently evaluating the effect of SFAS No. 131 on consolidated financial statement disclosures.

    The American Institute of Certified Public Accountants' Accounting Standards Executive Committee recently issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-up Activities." SOP 98-5 requires that costs of start-up activities, including organization costs, be expensed as incurred. Start-up activities are broadly defined and include one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, commencing some new operation, and organizing a new entity. SOP 98-5 is generally effective for financial statements for fiscal years beginning after December 15, 1998, with initial application reported as the cumulative effect of a change in accounting principle. The Company does not anticipate that SOP 98-5 will have any material impact on the Company's financial statements.

                          ECOMAT, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1997 and 1996

NOTE R - LEGAL PROCEEDINGS

    An action was commenced against subsidiaries of the Company in August 1997 after certain leased premises were vacated. The complaint seeks $109,350 in damages plus costs. The answer asserted affirmative defenses and counterclaims. No further action has been taken by the plaintiff and the Company understands that the premises were re-leased shortly after they were vacated by the subsidiary. Management believes that the suit is without merit and has, accordingly, not reflected any amounts on the financial statements for the lawsuit.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 11, 1998.

                                            ECOMAT, INC.

                                            By:  /s/ Astrid Hindemith
                                                     Astrid Hindemith
                                                     Chairman of the Board and
                                                     Chief Executive Officer

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities on June 11, 1998.

Signature                     Title                        Date

/s/  Astrid Hindemith         Chairman of the Board
Astrid Hindemith              and Chief Executive Officer
                              and Principal Financial
                              Officer and Principal
                              Accounting Officer

/s/  Hans-Rudolf Kuchler      Director
Hans Rudolf Kuchler

/s/ George W. Murphy          Director
George W. Murphy

                                  EXHIBIT INDEX


Exhibit
Number           Exhibit
-------          -------
 3.1             Certificate of Incorporation of the Company*

 3.5             By-Laws of the Company*

 4.1             Specimen Certificate for shares of Common Stock*

10.1             1996 Incentive Stock Option and Stock Appreciation Rights Plan*

10.2             1996 Non-Qualified Stock Option Plan*

10.3             Agreement of Lease for Premises located at 147 Palmer Avenue,
                 Mamaroneck, NY 10543*

10.4             Master Franchise Agreement, dated January 26, 1996, between
                 Ecofranchising, Inc. and Palatin, AG*

10.5             Cluster Development Agreement and Attachments, dated February 23, 1996, between P.E.B. Inc. and Ecofranchising, Inc.**

10.6             Cluster Development Agreement and Attachments, dated March 25, 1996, between Community Wetcleaners, Inc. and Ecofranchising, Inc.**

10.7             Operating Agreement and Attachments, dated June 19, 1996, between
                 Vincent Nimson and Ecofranchising, Inc.**

10.8             Cluster Development Agreement and Attachments, dated September 30,
                 1996, between John W. Henderson, Jr. and Ecofranchising, Inc.**

10.9             Master License Agreement, dated April 15, 1997, between Ecofranchising,
                 Inc. and PT Pranasakti Dewanta***

10.10            Master License Agreement, dated March 27, 1997, between Ecofranchising,
                 Inc. and Elite-Fame SDN BHD***

21               Subsidiaries of the Company

27               Financial Data Schedule (in EDGAR filing only)


* Incorporated by Reference to the Company's Registration Statement on Form SB-2, No. 333-1524.

** In accordance with Rule 202 of Regulation S-T, these documents were filed in paper format pursuant to a continuing hardship exemption.

*** Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1996.