Form 10QSB
period 1998-03-31
ECOMAT INC
filed 1998-07-06
CIK 1008653

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1998

                         Commission File Number 0-21613

                                  ECOMAT. INC.
        (Exact name of small business issuer as specified in its charter)

              Delaware                              133865026
       (State or other jurisdiction of          (I.R.S. Employer
       incorporation or organization)           Identification No.)

                         147 Palmer Avenue Mamaroneck, NY 10543
                   (Address of principal executive offices) (Zip Code)

                                     (914) 777-3600
                    (Issuer's telephone number, including area code)

       Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days. Yes [ ]    No [X]

       The number of shares outstanding of the Issuer's Common Stock, par value $.0001 per share, as of June 30, 1998 was 3,606,800.

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         ECOMAT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

        Assets

Current Assets                                                                         3/31/98                12/31/97
                                                                                       -------                --------
        Cash and cash equivalents                                                   $  474,006              $  377,764
        Investments                                                                    420,715                 415,055
        Accounts Receivable, net of allowance of $3386                                  48,534                  31,478
        Franchise fees receivable                                                       15,360                  15,360
        Notes Receivable                                                                 8,079                   8,079
        Prepaid expenses                                                                42,772                  62,430
                                                                                   -----------             -----------
           Total current assets                                                     $1,009,466              $  910,166

        Property and equipment, net                                                 $1,013,414              $1,068,084
        Franchise fees receivable                                                      282,240                 282,240
        Notes Receivable                                                               180,447                 188,120
        Other assets                                                                   138,622                 134,980
                                                                                   -----------             -----------
        Total Assets                                                               $ 2,624,189             $ 2,583,590
                                                                                   ===========             ===========
                    Liabilities and Stockholders' Equity

Current Liabilities
        Notes payable, current portion                                             $ 1,383,410             $   663,341
        Accounts payable and accrued expenses                                          671,735                 696,756
        Prepaid laundry revenue                                                         12,000                  12,000
                                                                                   -----------             -----------
           Total current liabilities                                               $ 2,067,145             $ 1,372,097

        Notes payable, net of current portion                                      $   139,388             $   202,385
        Deferred rent payable                                                          204,756                 204,756
        Deferred franchise revenue                                                     605,256                 609,006
        Other deferred revenue                                                               0                       0
                                                                                   -----------             -----------
        Total liabilities                                                          $ 3,016,545             $ 2,388,244

        Commitments and contingency

Stockholders' equity
        Preferred stock, $.0001 par value; authorized 1,000,000 shares;
           no shares issued and outstanding
        Common stock, $.0001 par value; authorized, 25,000,000 shares;
           issued and outstanding, 3,606,800 shares                                $       361             $       361
        Additional paid-in capital                                                   6,404,377               6,404,377
        Accumulated deficit                                                         (6,797,094)             (6,209,392)
                                                                                   -----------             -----------
        Total stockholders' equity                                                 ($  392,356)            $   195,346
                                                                                   -----------             -----------
        Total liabilities and stockholders' equity                                 $ 2,624,189             $ 2,583,590
                                                                                   ===========             ===========

        The accompanying notes are an integral part of these statements.


                          ECOMAT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            Three months ended March 31
                                                         ---------------------------------
                                                                 1998            1997
                                                                 ----            ----
Revenues
        Cleaning and laundry services                        $    87,239             $   102,526
        Franchise revenue                                          6,655                  98,500
        Royalty revenue                                            6,084                       0
                                                             -----------             -----------
           Total revenue                                     $    99,978             $   201,026

Costs and expenses
        Facilities operating costs
           Compensation                                      $   102,999             $    78,927
           Advertising and promotion                               4,651                   3,754
           Supplies                                                6,304                  11,350
           Rent                                                   42,623                  43,077
           Utilities                                              20,720                  20,145
           Other                                                  47,314                  33,483
                                                             -----------             -----------
                                                             $   224,611             $   190,736
                                                             -----------             -----------
        Advertising and promotion-franchise sales            $    29,379             $    17,189
                                                             -----------             -----------
        General and administrative expenses
           Compensation                                      $    91,731             $    80,778
           Rent                                                   10,566                  17,381
           Professional and consulting fees                       98,342                  66,420
           Other                                                 160,444                  87,814
                                                             -----------             -----------
                                                             $   361,083             $   252,393
                                                             -----------             -----------
        Depreciation and amortization                        $    63,524             $    32,898
                                                             -----------             -----------
        Total costs and expenses                             $   678,597             $   493,216
                                                             -----------             -----------
        Loss on disposition of assets                        $         0             $         0
                                                             -----------             -----------
        Operating loss                                       ($  578,619)            ($  292,190)
                                                             -----------             -----------
        Other income (expense)
           Other income                                      $     7,811             $    44,670
           Interest expense                                      (14,995)
                                                             -----------             -----------
                                                             ($    7,184)            $    44,670
                                                             -----------             -----------
        Loss before provision for income taxes               ($  585,803)            ($  247,520)
                                                             -----------             -----------
        Income taxes                                         $     1,900             $     2,500
                                                             -----------             -----------
        Net loss                                             ($  587,703)            ($  250,020)
                                                             ===========             ===========
        Net loss per share                                   ($     0.16)            ($     0.07)
                                                             ===========             ===========
        Weighted average shares outstanding                    3,606,800               3,601,500
                                                               =========               =========

        The accompanying notes are an integral part of these statements.

                                       3

                          ECOMAT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Three months ended March 31
                                                                                -------------------------------------------
                                                                                          1998                   1997
                                                                                          ----                   ----
Cash flows from operating activities
        Net loss                                                                      ($  587,703)            ($  250,020)
Adjustments to reconcile net loss to net cash used in operating activities
        Depreciation and amortization                                                 $    63,524             $    32,898
Changes in assets and liabilities
        Accounts receivable and prepaid expenses                                            2,602                (292,982)
        Other assets                                                                        4,031                 (76,089)
        Accounts payable and accrued expenses (including accrued interest)                (17,741)               (126,339)
        Deferred revenue                                                                   (3,750)                206,933
        Other current liabilities                                                                                   7,341
                                                                                      -----------             -----------
Net cash used in operating activities                                                 ($  539,037)            ($  498,258)


Cash flows from investing activities
        Purchase of property and equipment                                            ($    8,853)            ($   77,845)
        Acquisition of subsidiaries                                                             0                 (65,000)
        Investment in certificate of deposit                                               (5,660)
                                                                                      -----------             -----------
Net cash used in investing activities                                                 ($   14,513)            ($  142,845)


Cash flows from financing activities

        Proceeds from the issuance of shares in a public offering,
                     net of related costs                                                                     ($   80,340)
        Proceeds from shareholder contributions                                       $  650,000
        Payment of note payable                                                              (208)             (1,001,257)
                                                                                      -----------             -----------
Net cash provided by financing activities                                             $   649,792             ($1,081,597)

Net (decrease) increase in cash and cash equivalents                                  $    96,242             ($1,722,700)

Cash and cash equivalents-beginning of year                                           $   377,764             $ 4,307,955
                                                                                      -----------             -----------
Cash and cash equivalents-end of period                                               $   474,006             $ 2,585,255
                                                                                      ===========             ===========

        The accompanying notes are an integral part of these statements.

                               ECOMAT, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

NOTE A - In the opinion of management of Ecomat, Inc. and Subsidiaries (the "Company"), the accompanying unaudited condensed consolidated financial statements as of March 31, 1998 include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The statements should be in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 and do not include all the information and footnote disclosures required by generally accepted accounting principles for complete financial statements.

      The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE B - Notes payable
Notes payable consist of the following


                                                MARCH 31,     DECEMBER 31,
                                                1998          1997
                                                -------       ----
Note payable - majority stockholder (a)         $ 865,000     $ 215,000
Note payable - officer/stockholer(b)               70,870        70,870
Chase term loan payable (c)                       166,667       176,667
Chase business revolving credit account (d)       194,732       181,234
Notes payable (auto) (2) - Ford Credit (e)         32,523        34,324
Note payable (auto) - Chase (f)                     7,287         9,192
Note payable - Medallion (g)                       46,199        46,199
Accrued interest                                  139,520       132,240
                                                ---------       -------
                                                1,522,798       865,726
Less current portion                            1,383,410       663,341
                                                ---------       -------

Notes payable, net of current portion             139,388       202,385

       The Company's notes payable to two officers/principal stockholder/directors in the amount of $865,000 and $70,870 at March 31, 1998, bear interest at 7% per annum and are due in December 1998. The Notes are convertible into common stock at a price equal to the book value of the Company within certain limitations as defined in the notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues. Total operating revenues for the quarter ended March 31, 1998 decreased by $101,000 as compared to the corresponding period in 1997. This represents a decrease of 50% as compared to the period ending March 31, 1997. This was primarily due to decreases of $92,000 in franchise revenue and $15,000 in cleaning and laundry services.

Facility operating costs increased from $191,000 for the first quarter of 1997 to $225,000 for the first quarter of 1998, an increase of 18%. This increase can be largely explained by costs incurred by facilities in Mahwah, NJ ($9,000) and New York City ($11,000), which were not yet operating in the first quarter of 1997. The Mamaroneck facility also incurred unusually large freight ($4,000) and outside services ($6,000) expenses during the 1998 quarter.

General and administrative expenses increased 43% ($109,000, from $252,000 to $361,000) for the quarter ended March 31, 1998 as compared to the corresponding period in 1997. The primary increases were in the expense categories of supplies ($42,000), professional and consulting fees ($32,000) and dues and subscriptions ($22,000). The Company instituted a stringent cost-cutting system in March, 1998 which, it is anticipated, will generate significant savings in the second quarter of 1998.

Depreciation expense increased from $33,000 (93%) in the first quarter of 1997 to $64,000 in the same period in 1998, primarily due to the large investment in depreciable assets made by the Company during 1997.

Other income decreased (83%), from $45,000 during the first quarter of 1997 to $8,000 during the corresponding period in 1998. In the first quarter of 1997, the Company earned substantial interest income from the net proceeds of the initial public offering that occurred in December 1996.

Net loss. The net loss was $588,000 ($.16 per share) for the quarter ended March 31, 1998 as compared to a net loss of $250,000 ($.07 per share) for the quarter ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity position at March 31, 1998 included cash and cash equivalents of approximately $474,000.

Net cash used in operating activities was $407,000 and $498,000 for the three months ended March 31, 1998 and 1997, respectively. The cash used in operating activities in the 1998 period was primarily due to the net loss of $588,000, offset by $64,000 of depreciation. Cash was also provided by an increase in accounts payable and accrued expenses of $114,000.

Net cash used in investing activities for the quarter ended March 31, 1998 was $15,000, primarily due to the purchase of property and equipment of $9,000.

Net cash provided by financing activities was $518,000, due to the addition of $650,000 of loan proceeds from the principal stockholder, offset by repayment of notes of $132,000. During the first quarter of 1997, the Company repaid the principal stockholder a partial repayment of $1,000,000 of notes.

In total, net cash and equivalents increased by $96,000 in the first quarter of 1998 and decreased by $1,700,000 in the corresponding period in 1997.

Item 6. Exhibits and Reports on Form 8-K

      a) Exhibits

         27  -Financial Data Schedule (in EDGAR filing only)

      b) The Company filed the following reports on Form 8-K during the period covered by this Form 10-QSB:

         1) Reports on form 8-K, filed on January 23, 1998 and February 5, 1998, relating to the resignation of the Company's President and the appointment of a Special Committee; and

         2) A Report on Form 8-K, filed February 24, 1998, relating to the election of officers and directors and to the implementation of cost-savings measurers.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 2, 1998                  ECOMAT, INC.


                                    By: /s/ Astrid Hindemith
                                            Astrid Hindemith
                                            Chairman of the Board,
                                            Chief Executive Officer and
                                            Principal Financial Officer
                                            and Principal Accounting Officer