Form 10QSB
period 1998-06-30
ECOMAT INC
filed 1998-08-07
CIK 1008653

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the Quarter Ended June 30, 1998

                         Commission File Number 0-21613


                                  ECOMAT, INC.
        (Exact name of small business issuer as specified in its charter)

              Delaware                                  133865026
        (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)              Identification No.)

                     147 Palmer Avenue, Mamaroneck, NY 10543
               (Address of principal executive offices) (Zip Code)

                                 (914) 777-3600
                (Issuer's telephone number, including area code)



        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days. Yes      No  X
                     ------  ------


        The number of shares outstanding of the Issuer's Common Stock, par value $.0001 per share, as of June 30, 1998 was 3,606,800.

                                  ECOMAT, INC.

                                     INDEX


                                                                        Page
                                                                        ----
        Part I. Financial Information



        Condensed Consolidated Balance Sheets
           June 30, 1998 (unaudited) and December 31, 1997              1


        Condensed Consolidated Statements of Operation
           Three Months Ended June 30, 1998 and 1997 (unaudited)        2


        Condensed Consolidated Statements of Operation
           Six Months Ended June 30, 1998 and 1997 (unaudited)          3


        Condensed Consolidated Statements of Cash Flows
          Six Months Ended June 30, 1998 and 1997 (unaudited)           4


        Notes to Condensed Consolidated Financial
          Statements                                                    5-6


        Management's Discussion and Analysis of Financial
          Conditions and Results of Operations                          7-8

                          ECOMAT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                          Assets
                          ------
                                                                                      6/30/98                12/31/97
                                                                                      -------                --------
Current Assets                                                                      (Unaudited)
--------------
Cash and cash equivalents                                                          $    47,807             $   377,764
Investments                                                                                                    415,055
Accounts Receivable, net of allowance of $3386                                          72,644                  31,478
Franchise fees receivable                                                               15,360                  15,360
Notes Receivable                                                                         8,435                   8,079
Prepaid expenses                                                                        56,473                  62,430
                                                                                   -----------             -----------
   Total current assets                                                            $   200,719             $   910,166

Property and equipment, net                                                        $   976,920             $ 1,068,084
Franchise fees receivable                                                              266,880                 282,240
Notes Receivable                                                                       185,187                 188,120
Other assets                                                                           143,664                 134,980
                                                                                   -----------             -----------
Total Assets                                                                       $ 1,773,370             $ 2,583,590
                                                                                   ===========             ===========


         Liabilities and Stockholders' Equity
         ------------------------------------

Current Liabilities
-------------------

        Notes payable, current portion                                             $ 1,215,787             $   663,341
        Accounts payable and accrued expenses                                          537,093                 696,756
        Prepaid laundry revenue                                                         12,000                  12,000
                                                                                   -----------             -----------
           Total current liabilities                                               $ 1,764,880             $ 1,372,097

        Notes payable, net of current portion                                      $    70,669             $   202,385
        Deferred rent payable                                                          204,438                 204,756
        Deferred franchise revenue                                                     605,256                 609,006
                                                                                   -----------             -----------
        Total liabilities                                                          $ 2,645,243             $ 2,388,244

        Commitments and contingency

Stockholders' equity

        Preferred stock, $.0001 par value; authorized 1,000,000 shares;
           no shares issued and outstanding

        Common stock, $.0001 par value; authorized, 25,000,000 shares;
           issued and outstanding, 3,606,800 shares                                $       361             $       361
        Additional paid-in capital                                                   6,404,377               6,404,377
        Accumulated deficit                                                         (7,276,611)             (6,209,392)
                                                                                   -----------             -----------
        Total stockholders' equity                                                 ($  871,873)            $   195,346
                                                                                   -----------             -----------
        Total liabilities and stockholders' equity                                 $ 1,773,370             $ 2,583,590
                                                                                   ===========             ===========



        The accompanying notes are an integral part of these statements.

                         ECOMAT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Three months ended June 30
                                                                  --------------------------
                                                                 1998                     1997
                                                                 ----                     ----
Revenues
        Cleaning and laundry services                        $    60,357             $   125,344
        Franchise revenue                                          3,393                  13,318
        Royalty revenue                                            3,064
                                                             -----------             -----------
           Total revenue                                     $    66,814             $   138,662

Costs and expenses

        Facilities operating costs

           Compensation                                      $    52,152             $   111,774
           Advertising and promotion                               2,394                   5,325
           Supplies                                                2,017                   2,703
           Rent                                                   76,914                  38,267
           Utilities                                              15,811                  19,384
           Other                                                  40,231                  37,250
                                                             -----------             -----------
                                                             $   189,519             $   214,703
                                                             -----------             -----------

        Advertising and promotion-franchise sales            ($   10,391)            $    38,257
                                                             -----------             -----------

        General and administrative expenses

           Compensation                                      $    55,111             $   103,273
           Rent                                                   37,338                  34,711
           Professional and consulting fees                       89,589                  86,406
           Other                                                  89,853                 145,086
                                                             -----------             -----------
                                                             $   271,891             $   369,476
                                                             -----------             -----------

        Depreciation and amortization                        $    68,256             $    42,171
                                                             -----------             -----------
        Total costs and expenses                             $   519,275             $   664,607
                                                             -----------             -----------
        Loss on disposition of assets                        $         0             $         0
                                                             -----------             -----------
        Operating loss                                       ($  452,461)            ($  525,945)
                                                             -----------             -----------
        Other income (expense)

           Other income                                      $     3,090             $    25,891
           Interest expense                                      (13,146)                (10,581)
                                                             -----------             -----------
                                                             ($   10,056)            $    15,310
                                                             -----------             -----------
        Loss before provision for income taxes               ($  462,517)            ($  510,635)
                                                             -----------             -----------
        Income taxes                                         $    17,000             $         0
                                                             -----------             -----------
        Net loss                                             ($  479,517)            ($  510,635)
                                                             -----------             -----------
                                                             -----------             -----------
        Net loss per share                                   ($     0.13)            ($     0.14)
                                                             -----------             -----------
                                                             -----------             -----------
        Weighted average shares outstanding                    3,606,800               3,601,500
                                                             -----------             -----------
                                                             -----------             -----------



    The accompanying notes are an integral part of these statements.

                         ECOMAT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Six months ended June 30
                                                                  --------------------------
                                                                 1998                     1997
                                                                 ----                     ----
Revenues
        Cleaning and laundry services                        $   147,596             $   227,870
        Franchise revenue                                         10,047                 111,818
        Royalty revenue                                            9,148                       0
                                                             -----------             -----------
           Total revenue                                     $   166,791             $   339,688

Costs and expenses
        Facilities operating costs
           Compensation                                      $   155,152             $   190,701
           Advertising and promotion                               7,045                   9,079
           Supplies                                                8,322                  14,053
           Rent                                                  119,537                  81,344
           Utilities                                              36,532                  39,529
           Other                                                  87,546                  70,733
                                                             -----------             -----------
                                                             $   414,134             $   405,439
                                                             -----------             -----------


        Advertising and promotion-franchise sales            $    18,988             $    55,446
                                                             -----------             -----------

        General and administrative expenses
           Compensation                                      $   146,842             $   184,051
           Rent                                                   47,905                  52,092
           Professional and consulting fees                      187,931                 152,826
           Other                                                 250,291                 232,900
                                                             -----------             -----------
                                                             $   632,969             $   621,869
                                                             -----------             -----------

        Depreciation and amortization                        $   131,780             $    75,069
                                                             -----------             -----------

        Total costs and expenses                             $ 1,197,871             $ 1,157,823
                                                             -----------             -----------
        Loss on disposition of assets                        $         0             $         0
                                                             -----------             -----------
        Operating loss                                       ($1,031,080)            ($  818,135)
                                                             -----------             -----------
        Other income (expense)
           Other income                                      $    10,901             $    70,561
           Interest expense                                      (28,141)                (10,581)
                                                             -----------             -----------
                                                             ($   17,240)            $    59,980
                                                             -----------             -----------
        Loss before provision for income taxes               ($1,048,320)            ($  758,155)
                                                             -----------             -----------
        Income taxes                                         $    18,900             $     2,500
                                                             -----------             -----------
        Net loss                                             ($1,067,220)            ($  760,655)
                                                             ===========             ===========
        Net loss per share                                   ($     0.30)            ($     0.21)
                                                             ===========             ===========
        Weighted average shares outstanding                    3,606,800               3,601,500
                                                             ===========             ===========



       The accompanying notes are an integral part of these statements.

                          ECOMAT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Six months ended June 30
                                                                                            ------------------------
                                                                                         1998                      1997
                                                                                         ----                      ----


Cash flows from operating activities
        Net loss                                                                      ($1,067,220)            ($  760,655)

Adjustments to reconcile net loss to net cash used in operating activities

        Depreciation and amortization                                                 $   131,780             $    75,069

Changes in assets and liabilities

        Accounts receivable and prepaid expenses                                          (35,565)               (388,816)
        Other assets                                                                        8,426                (257,257)
        Accounts payable and accrued expenses                                            (159,663)                 33,412

        Other current liabilities                                                                                   3,528

        Deferred revenues and other liabilities                                            (4,067)                347,427

                                                                                      -----------             -----------
Net cash used in operating activities                                                 ($1,126,309)            ($  947,292)


Cash flows from investing activities

        Purchase of property and equipment                                            ($   39,433)            ($  385,990)
        Acquisition of subsidiaries                                                                               (65,000)
        Sale of certificate of deposit                                                    420,715
        Investment in certificate of deposit                                               (5,660)               (400,000)

                                                                                      -----------             -----------
Net cash provided/(used) in investing activities                                      $   375,622             ($  850,990)


Cash flows from financing activities

        Proceeds from the issuance of shares in a public offering,
               net of related costs                                                                           ($   80,340)

        Proceeds from shareholder contributions                                           750,000
        Payment of note payable                                                          (343,712)             (1,004,590)
        Proceeds from notes payable                                                        14,442                 243,271

                                                                                      -----------             -----------
Net cash provided/(used) by financing activities                                      $   420,730             ($  841,659)

Net decrease in cash and cash equivalents                                             ($  329,957)            ($2,639,941)

Cash and cash equivalents-beginning of year                                           $   377,764             $ 4,307,955
                                                                                      -----------             -----------
Cash and cash equivalents-end of period                                               $    47,807             $ 1,668,014
                                                                                      -----------             -----------
                                                                                      -----------             -----------

   The accompanying notes are an integral part of these statements.

                                  ECOMAT, INC.
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                                   STATEMENTS


Note A - In the opinion of management of Ecomat, Inc. and Subsidiaries (the "Company"), the accompanying unaudited condensed consolidated financial statements as of June 30, 1998 include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 and do not include all the information and footnote disclosures required by generally accepted accounting principles for complete financial statements.

        The results of operation for the three months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

Note B - Notes Payable
Notes payable consist of the following:


                                                  June 30,        December 31,
                                                    1998             1997
                                                    ----             ----
Note payable-majority stockholder (a)             $  965,000     $  215,000
Note payable-officer/stockholder (b)                  70,870         70,870
Chase term loan payable (c)                              -0-        176,667
Chase business revolving credit account (d)              -0-        181,234
Notes payable (auto) (2) -- Ford Credit (e)           30,670         34,324
Notes payable (auto) (2) -- Chase (f)                 20,749          9,192
Note payable -- Medallion (g)                         43,621         46,199
Accrued interest                                     155,546        132,240
                                                     -------        -------
                                                   1,286,456        865,726
Less current portion                               1,215,787        663,341
                                                   ---------        -------

Notes payable, net of current portion                 70,699        202,385


        The Company's notes payable to two officers/principals stockholder/directors in the amount of $965,000 and $70,870 at June 30, 1998 bear interest at 7% per annum and are due in December 1998. The notes are convertible into common stock at a price equal to the book value of the Company within certain limitations as defined in the notes.

        During the second quarter, 1998, the Company sold its investment in certificates of deposit and used the proceeds to retire the Chase term loan and the Chase business revolving credit account.

Note C - Legal Proceedings

        On June 23, 1998, Nancy Bernardin, on behalf of herself and PEB, Inc., the Huntington, New York franchisee of Ecofranchising, Inc., filed a complaint with the Supreme Court of the New York, Nassau County, against Ecofranchising, Inc., Astrid Hindemith and certain former executives of the Company claiming breach of agreement and representations and requesting, among other matters, monetary damages of $450,000 and exemplary damages of $2,000,000. The Company believes that the complaint of Nancy Bernardin and PEB, Inc. is without merit and intends to vigorously defend its position. In addition, on July 23, 1998, Ecofranchising, Inc. and Astrid Hindemith counterclaimed against the plaintiffs for nonpayment of $70,000 in franchising fees and requesting compensation for additional damages in the amount of $1,000,000. The legal proceedings described above are in a very early stage and no determination can be made at this time as to their outcome.

                                  ECOMAT, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
---------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

Revenues. Total operating revenues for the quarter ended June 30, 1998 decreased by $72,000 as compared to the corresponding period in 1997. This represents a decrease of 52% as compared to the period ending June 30, 1997. This was primarily due to decreases of $65,000 in cleaning and laundry services and $10,000 in franchise revenue. Royalty revenue increased from $0 in the second quarter, 1997 to $3,000 in the second quarter, 1998.

Total operating revenues for the six months ended June 30, 1998 decreased by $173,000 as compared to the corresponding period in 1997. This represents a decrease of 51% as compared to the period ending June 30, 1997. This was primarily due to decreases of $80,000 in cleaning and laundry services and $102,000 in franchise revenue. Royalty revenue increased from $0 in the first six months of 1997 to $9,000 in the corresponding period in 1998.

Facility operating costs decreased from $215,000 for the second quarter of 1997 to $190,000 for the second quarter of 1998, a decrease of 12%. This decrease can be largely explained by costs saved by the closing of the Ridgefield, CT ($43,000) and Wilton, CT ($5,000) locations, offset by costs incurred by the facility in Mahwah, NJ ($39,000) and an increase in costs in the North Moore Street (NYC) location ($29,000). The former location was not yet operating in the second quarter of 1997, while the latter location opened during the second quarter, 1997. Cost controls at the Mamaroneck facility also resulted in $46,000 in expense savings during the current quarter as compared to the second quarter, 1997.

For the first six months of 1998, facility costs increased by $9,000, primarily due to the current year costs incurred at the facilities which were not operating during the first quarter, 1997 (Mahwah, Ridgefield, Wilton, North Moore Street).

General and administrative expenses decreased 36% ($149,000, from $411,000 to $262,000) for the quarter ended June 30, 1998 as compared to the corresponding period in 1997. The primary decreases were in the expense categories of compensation ($48,000) and advertising ($49,000). The company had instituted a stringent cost-cutting system in March, 1998 which, as anticipated, generated significant savings in expense categories across-the-board in the second quarter, 1998.

For the six months ended June 30, 1998, general and administrative expenses decreased by $25,000 from the corresponding period in 1997, due primarily to decreases in advertising expenses ($36,000).

Depreciation expense increased from $42,000 in the first quarter, 1997 to $68,000 in the same period in 1998 (an increase of 62%), primarily due to the large investment in depreciable assets made by the company during 1997.

Other income decreased (88%), from $26,000 during the first quarter, 1997 to $3,000 during the corresponding period in 1998. In the first six months of 1997, the company earned substantial interest income from the net proceeds of the initial public offering that occurred in December, 1996.

Interest expense increased by $17,000, from $11,000 during the first six months of 1997 to $28,000 in the corresponding period in 1998, primarily due to the large amount of loans ($750,000) made by the main shareholder during the period ended June 30, 1998.

Net loss. The net loss was $480,000 ($.13 per share) for the quarter ended June 30, 1998, as compared to a net loss of $511,000 ($.14 per share) for the quarter ended June 30, 1997. Year-to-date, the 1998 loss was $1,067,000 as compared with $761,000 in the corresponding period in 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The company's liquidity position at June 30, 1998 included cash and cash equivalents of approximately $48,000.

Net cash used in operating activities was $1,126,000 and $947,000 for the six months ended June 30, 1998 and 1997, respectively. The cash used in operating activities was primarily due to the net loss of $1,067,000, offset by $132,000 of depreciation. Cash was also used by decreasing accounts payable and accrued expenses by $160,000 since December 31, 1997.

Net cash provided by investing activities for the six months ended June 30, 1998 was $375,000, primarily due to the sale of investments ($420,000), offset by the purchase of property and equipment ($39,000).

Net cash provided by financing activities during the first six months of 1998 was $421,000 (compared with an $842,000 use of funds during the corresponding period in 1997), due to the addition of $750,000 of loan proceeds from the primary stockholder, offset by repayment of notes payable of $344,000. (During the first quarter of 1997, the company had repaid the primary stockholder a partial repayment of $1,000,000 notes payable.)

In total, net cash and equivalents decreased by $330,000 during the first six months of 1998 and $2,640,000 in the corresponding period in 1997.

SIGNATURES
----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   July 31, 1998                     Ecomat, Inc.

                                          By: /s/ Hans-Rudolph Kuchler

                                                  Hans-Rudolph Kuchler
                                                  President
                                                  Chief Operating Officer