Form 10QSB
period 1998-09-30
ECOMAT INC
filed 1998-10-30
CIK 1008653

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1998

                         Commission File Number 0-21613

                                  ECOMAT, INC.
                                  ------------
       (Exact name of small business issuer as specified in its charter)

               Delaware                                   133865026
               --------                                   ---------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)

                     147 Palmer Avenue Mamaroneck, NY 10543
                     ---------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (914) 777-3600
                                 --------------
                (Issuer's telephone number, including area code)

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days.    Yes [ ]    No [X]

        The number of shares outstanding of the Issuer's Common Stock, par value $.0001 per share, as of September 30, 1998 was 3,606,800.

                                  ECOMAT, INC.

                                      INDEX


                                                                       Page
                                                                       ----
        Part I. Financial Information

        Condensed Consolidated Balance Sheets
           September 30, 1998 (unaudited) and December 31, 1997          1

        Condensed Consolidated Statements of Operation
           Three Months Ended September 30, 1998 and 1997 (unaudited)    2

        Condensed Consolidated Statements of Operation
           Nine Months Ended September 30, 1998 and 1997 (unaudited)     3

        Condensed Consolidated Statements of Cash Flows
          Nine Months Ended September 30, 1998 and 1997 (unaudited)      4

        Notes to Condensed Consolidated Financial
          Statements                                                   5-6

        Management's Discussion and Analysis of Financial
          Conditions and Results of Operations                         7-8

                          ECOMAT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET



                            Assets
                            -------                                       (Unaudited)
Current Assets                                                               9/30/98             12/31/97
--------------                                                            ------------          ----------
    Cash and cash equivalents                                              $   68,781           $  377,764
    Investments                                                                                    415,055
    Accounts Receivable, net of allowances of $8,833 and $3,386                70,821               31,478
    Franchise fees receivable                                                   9,813               15,360
    Notes Receivable, net of allowances of $48,714 and $0                           0                8,079
    Prepaid expenses                                                           27,605               62,430
                                                                      ---------------      ---------------
       Total current assets                                                $  177,020           $  910,166

    Property and equipment, net                                            $  616,470           $1,068,084
    Franchise fees receivable                                                 286,969              282,240
    Notes Receivable, net of allowances of $85,000 and $0                      85,000              188,120
    Other assets                                                              134,348              134,980
                                                                      ---------------      ---------------
    Total Assets                                                           $1,299,807           $2,583,590
                                                                      ===============      ===============

                       Liabilities and Stockholders' Equity
                       ------------------------------------
Current Liabilities
-------------------
    Notes payable, current portion                                         $1,840,762           $  663,341
    Accounts payable and accrued expenses                                     375,204              696,756
    Prepaid laundry revenue                                                    12,000               12,000
                                                                      ---------------      ---------------
       Total current liabilities                                           $2,227,966           $1,372,097

    Notes payable, net of current portion                                  $   20,072           $  202,385
    Deferred rent payable                                                     204,756              204,756
    Deferred franchise revenue                                                605,256              609,006
                                                                      ---------------      ---------------
    Total liabilities                                                      $3,058,050           $2,388,244

    Commitments and contingency

Stockholders' equity
    Preferred stock, $.0001 par value; authorized 1,000,000 shares;
       no shares issued and outstanding
    Common stock, $.0001 par value; authorized, 25,000,000 shares;
       issued and outstanding, 3,609,661 and 3,600,000 shares              $      361           $      361
    Additional paid-in capital                                              6,404,377            6,404,377
    Accumulated deficit                                                    (8,162,981)          (6,209,392)
                                                                      ---------------      ---------------
    Total stockholders' equity                                            ($1,758,243)          $  195,346
                                                                      ---------------      ---------------
    Total liabilities and stockholders' equity                             $1,299,807           $2,583,590
                                                                      ===============      ===============


The accompanying notes are an integral part of these statements.

                          ECOMAT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                    Three Months Ended September 30,
                                                           1998              1997
                                                           ----             ----
Revenues
    Cleaning and laundry services                        $ 42,493          $126,820
    Franchise revenue                                          $0                 0
    Royalty revenue                                      $  9,939             1,679
                                                    -------------     -------------
       Total revenue                                     $ 52,432          $128,499
Costs and expenses
    Facilities operating costs
       Compensation                                      $ 72,913          $102,419
       Advertising and promotion                         $ 2,104             6,943
       Supplies                                          $ 11,430            11,026
       Rent                                              $ 42,857            59,047
       Utilities                                         $ 15,567            24,270
       Other                                             $ 49,722           100,157
                                                    -------------     -------------
                                                         $194,593          $303,862
                                                    -------------     -------------
    Advertising and promotion-franchise sales            $  1,500          $107,572
                                                    -------------     -------------
    General and administrative expenses
       Compensation                                      $ 83,236          $139,538
       Rent                                              $ 24,447            17,428
       Professional and consulting fees                  $158,481            61,558
       Other                                             $197,663            89,092
                                                    -------------     -------------
                                                         $463,827          $307,616
                                                    -------------     -------------
    Depreciation and amortization                        $ 63,394          $ 58,544
                                                    -------------     -------------
    Total costs and expenses                             $723,314          $777,594
                                                    -------------     -------------
    Loss on disposition of assets                        $206,664                $0
                                                    -------------     -------------
    Operating loss                                      ($877,546)        ($649,095)
                                                    -------------     -------------
    Other income (expense)
       Other income                                      $    395          $ 22,338
       Interest expense                                   ($9,218)           (4,851)
                                                    -------------     -------------
                                                          ($8,823)         $ 17,487
                                                    -------------     -------------
    Loss before provision for income taxes              ($886,369)        ($631,608)
                                                    -------------     -------------
    Income taxes                                         $     0
                                                    -------------     -------------
    Net loss                                            ($886,369)        ($631,608)
                                                       ==========        ==========
    Net loss per share                                     ($0.25)           ($0.18)
                                                          =======           =======
    Weighted average shares outstanding                 3,606,800         3,603,125
                                                        ==========        =========


The accompanying notes are an integral part of these statements.

                          ECOMAT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Nine months Ended September 30,
                                                            1998                 1997
                                                            ----                 ----
Revenues
    Cleaning and laundry services                       $  190,089             $354,690
    Franchise revenue                                       10,047              111,818
    Royalty revenue                                         19,087                1,679
                                                  ----------------      ---------------
       Total revenue                                    $  219,223           $  468,187

Costs and expenses
    Facilities operating costs
       Compensation                                     $  228,065           $  293,119
       Advertising and promotion                             9,149               16,022
       Supplies                                             19,752               25,079
       Rent                                                162,394              140,392
       Utilities                                            52,099               63,799
       Other                                               137,268              170,890
                                                  ----------------      ---------------
                                                        $  608,727           $  709,301
                                                  ----------------      ---------------
    Advertising and promotion-franchise sales           $   20,488           $  163,017
                                                  ----------------      ---------------
    General and administrative expenses
       Compensation                                     $  230,078           $  323,589
       Rent                                                 72,352               69,520
       Professional and consulting fees                    346,412              214,384
       Other                                               447,954              321,992
                                                  ----------------      ---------------
                                                        $1,096,796           $  929,485
                                                  ----------------      ---------------
    Depreciation and amortization                       $  195,174           $  133,613
                                                  ----------------      ---------------
    Total costs and expenses                            $1,921,185           $1,935,416
                                                  ----------------      ---------------
    Loss on disposition of assets                       $  206,664                   $0
                                                  ----------------      ---------------
    Operating loss                                     ($1,908,626)         ($1,467,229)
                                                  ----------------      ---------------
    Other income (expense)
       Other income                                     $   11,296           $   92,898
       Interest expense                                    (37,359)             (15,432)
                                                  ----------------      ---------------
                                                          ($26,063)          $   77,466
                                                  ----------------      ---------------
    Loss before provision for income taxes             ($1,934,689)         ($1,389,763)
                                                  ----------------      ---------------
    Income taxes                                        $   18,900           $    2,500
                                                  ----------------      ---------------
    Net loss                                           ($1,953,589)         ($1,392,263)
                                                       ============         ============
    Net loss per share                                      ($0.54)              ($0.39)
                                                            =======              =======
    Weighted average shares outstanding                  3,606,800            3,602,250
                                                         ==========           =========



The accompanying notes are an integral part of these statements.

                          ECOMAT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                           1998                1997
                                                                                           ----                ----
Cash flows from operating activities
    Net loss                                                                           ($1,953,589)        ($1,392,263)

Adjustments to reconcile net loss to net cash used in operating activities
    Depreciation and amortization                                                       $  195,174          $  133,613
    Loss on disposition of assets                                                          206,664                   0

Changes in assets and liabilities
    Accounts receivable and prepaid expenses                                                 9,108            (427,842)
    Other assets                                                                            99,023            (254,316)
    Accounts payable and accrued expenses                                                 (321,552)            (39,905)
    Other current liabilities                                                                    0               2,905
    Deferred revenue and other liabilities                                                  (3,750)            346,160
                                                                                   ---------------      --------------
Net cash used in operating activities                                                  ($1,768,922)        ($1,631,648)

Cash flows from investing activities
    Purchase of property and equipment                                                  $        0           ($539,060)
    Sale and disposition of property and equipment                                          49,776                   0
    Sale of/(Purchase of) investment in certificate of deposit                             415,055            (400,000)
                                                                                   ---------------      --------------
Net cash used in investing activities                                                   $  464,831           ($939,060)

Cash flows from financing activities
    Additional public offering costs, not previously recorded                                   $0            ($65,340)
    Proceeds from shareholder contributions                                              1,410,000                   0
    Early repayment of loan by shareholder                                                  40,870                   0
    Payment of note payable                                                               (455,762)         (1,000,000)
    Proceeds from notes payable                                                                  0             423,379
                                                                                   ---------------      --------------
Net cash provided by financing activities                                               $  995,108           ($641,961)

Net (decrease) increase in cash and cash equivalents                                     ($308,983)        ($3,212,669)

Cash and cash equivalents-beginning                                                     $  377,764          $4,307,955
                                                                                   ---------------      --------------
Cash and cash equivalents-end                                                            $  68,781          $1,095,286
                                                                                   ===============      ==============

The accompanying notes are an integral part of these statements.

                                  ECOMAT, INC.
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                                    STATEMENT


Note A - In the opinion of management of Ecomat, Inc. and Subsidiaries (the "Company"), the accompanying unaudited condensed consolidated financial statement as of September 30, 1998 include all adjustments (consisting only of normal recurring adjustments necessary for a fair presentation. The statements should be in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 and do not include all the information and footnote disclosures required by generally accepted accounting principles for complete financial statements.

               The results of operation for the three months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

Note B-Notes payable Notes payable consist of the following:

                                               September 30,       December 31,
                                                  1998                 1997
                                                 -------              ------
Note payable-majority stockholder              $1,625,000           $  215,000
Note payable-officer/stockholder                      -0-               70,870
Chase term loan payable                               -0-              176,667
Chase business revolving credit account               -0-              181,234
Note payable (auto)  - Ford Credit                 14,301               34,324
Note payable (auto)  - Chase                       19,457                9,192
Note payable - Medallion                           41,613               46,199
Accrued interest                                  160,463              132,240
                                                  -------              -------
                                                1,860,834              865,726
Less current portion                            1,840,762              663,341
                                                ---------              -------

Notes payable, net of current portion              20,072              202,385

        The Company's note payable to the primary officer/principal stockholder/director in the amount of $1,625,000 at September 30, 1998 bears interest at 7% per annum and is due in December 1998. The notes are convertible into common stock at a price equal to the book value of the Company within certain limitations as defined in the notes.

        During the second quarter, 1998, the Company sold it's investment in certificates of deposit and used the proceeds to retire the Chase term loan and the Chase business revolving credit account.

Note C-The company booked several significant write-offs and reserves during the quarter ended September 30, 1998:


  - Loss from disposition of Eco Josh, Inc. (North Moore Street
    Store)-anticipated closing date: October 31, 1998                 $   239,877

  - Loss from disposition of Eco Mahwah, Inc.  (closed during
    third quarter, 1998)                                                   13,036

  - Loss from disposition of Eco Stu and Eco Yitzi (Ridgefield
    and Wilton, CT stores)                                                  2,506

  - Gain from early repayment of shareholder loan                         (48,755)
  ---------------------------------------------------------------------------------
                Total loss per books                                  $   206,664
                                                                      ============
  Reserve of Note Receivable from franchisee                          $   139,161
                                                                      ============

 Note D-Other Information
  - During the third quarter, the Company settled a lawsuit arising in August 1997 after certain leased premises were vacated. The suit, which sought damages of $109,350 plus costs, was settled for $10,000.

  - An action was commenced against a subsidiary of the Company in September, 1998 for $33,000 plus costs resulting from the purchase of equipment used in water recycling and related installation costs. The Company asserts non-performance of stated claims made by the manufacturer.

  - In August, 1998, an officer of the Company tendered his resignation. The Company bought out the balance of his employment agreement, including stock options, for $42,000.

  - On October 15, 1998, the Company received and accepted the resignation of George W. Murphy as a Director of the Company. On October 28, the Board of Directors elected E. Harald Buchwald as a Board member.

                                  ECOMAT, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Revenues. Total operating revenues for the quarter ended September 30, 1998 decreased by $76,000 as compared to the corresponding period in 1997. This represents a decrease of 59% as compared to the period ending September 30, 1997. This was primarily due to a decrease of $84,000 in cleaning and laundry services, offset by an increase of $8,000 in franchise revenue

Total operating revenues for the nine months ended September 30, 1998 decreased by $249,000 as compared to the corresponding period in 1997. This represents a decrease of 53% as compared to the period ending September 30, 1997. This was primarily due to decreases of $165,000 in cleaning and laundry services and $102,000 in franchise revenue. Royalty revenue increased from $1,679 in the first nine months of 1997 to $19,000 in the corresponding period in 1998.

Facility operating costs decreased from $304,000 for the third quarter of 1997 to $195,000 for the third quarter of 1998, a decrease of 36%. This decrease can be largely explained by costs saved by the closing of the Ridgefield, CT ($43,000) and Wilton, CT ($19,000) locations, as well as lower costs incurred by the North Moore Street (NYC) location ($67,000 in 1997 vs. $42,000 in 1998). The North Moore Street store will be closed as of October 31, 1998. These savings were offset by costs incurred by the facility in Mahwah, NJ ($34,000). (The Mahwah location was not yet operating in the third quarter of 1997 and was subsequently closed during the third quarter of 1998.) Cost controls at the Mamaroneck facility also resulted in $59,000 in expense savings during the current quarter as compared to the third quarter, 1997.

For the first nine months of 1998, facility costs decreased by $101,000, primarily due to facilities that were closed during the first quarter, 1998 (Ridgefield and Wilton, which incurred costs of $130,000 and $23,000 during the first nine months of 1997). Also, the Mamaroneck facility realized cost savings of $137,000 in 1998 during this same period. These savings were offset by costs incurred by the Mahwah location in 1998 ($119,000). This location was not opened until the fourth quarter, 1997.

Advertising and promotion decreased by $106,000 during the third quarter, 1998 from the same period in 1997. For the nine months ended September 30, costs decreased by $143,000 from 1997 to 1998.

General and administrative expenses increased 51% ($155,000, from $308,000 to $463,000) for the quarter ended September 30, 1998 as compared to the corresponding period in 1997. The primary increases were in the expense categories of professional and consulting fees ($96,000) and bad debts ($139,000), offset by decreases in compensation ($56,000). The company had instituted a stringent cost-cutting system in March, 1998 which, as anticipated, generated significant savings in expense categories across-the-board in the second and third quarters, 1998.

For the nine months ended September 30, 1998, general and administrative expenses increased by $167,000 from the corresponding period in 1997, due primarily to increases in professional and consulting expenses ($132,000) and bad debts expense ($139,000).

Depreciation expense increased from $59,000 in the third quarter, 1997 to $63,000 in the same period in 1998 (an increase of 8%) and increased by $62,000 (46%) for the nine months ended September 30, 1998. This was primarily due to the large investment in depreciable assets made by the company during 1997 that are now being depreciated at a higher, second-year rate. The company has made no investments in additional depreciable assets in 1998

Other income decreased (98%), from $22,000 during the third quarter, 1997 to less than $1,000 during the corresponding period in 1998. Year-to-date, other income decreased 88% from $93,000 in 1997 to $11,000 in 1998. In the first nine months of 1997, the company earned substantial interest income from the net proceeds of the initial public offering that occurred in December 1996. 1998 had depleted these cash reserves.

Interest expense increased by $22,000, from $15,000 during the first nine months of 1997 to $37,000 in the corresponding period in 1998, primarily due to the large amounts of loans ($750,000 and $660,000) made by the main shareholder during the quarters ended June 30 and September 30, 1998.

Net loss. The net loss was $886,000 ($.25 per share) for the quarter ended September 30, 1998, as compared to a net loss of $632,000 ($.18 per share) for the quarter ended September 30, 1997. Year-to-date, the 1998 loss was $1,954,000 as compared with $1,392,000 in the corresponding period in 1997.


LIQUIDITY AND CAPITAL RESOURCES

The company's liquidity position at September 30, 1998 included cash and cash equivalents of approximately $69,000.

Net cash used in operating activities was $1,769,000 and $1,632,000 for the nine months ended September 30, 1998 and 1997, respectively. The cash used in operating activities was primarily due to the net loss of $1,954,000, offset by $195,000 of depreciation and $207,000 loss on disposition of assets. Cash was also used by decreasing accounts payable and accrued expenses by $322,000 since December 31, 1997.

Net cash provided by investing activities for the nine months ended September 30, 1998 was $465,000, primarily due to the sale of investments ($415,000), as well as the sale of property and equipment ($50,000).

Net cash provided by financing activities during the first nine months of 1998 was $995,000 (compared with an $642,000 use of funds during the corresponding period in 1997), due to the addition of $1,410,000 of loan proceeds from the primary stockholder and a Swiss financial institution and a gain from early retirement of shareholder loan ($41,000), offset by repayment of notes payable of $456,000. (During the first quarter of 1997, the company had repaid the primary stockholder a partial repayment of $1,000,000 notes payable.)

In total, net cash and equivalents decreased by $336,000 during the first nine months of 1998 and $3,213,000 in the corresponding period in 1997.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   October 27, 1998                      Ecomat, Inc.

                                              By: /s/ Hans-Rudolf Kuchler
                                                  -----------------------
                                                  Hans-Rudolf Kuchler
                                                  President
                                                  Chief Operating Officer