Form 10-Q
period 2017-09-30
ECOMAT INC
filed 2017-10-13
CIK 1008653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

Commission file number: 000-21613

Ecomat, Inc.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	26-2049376
(State of Incorporation)	(I.R.S. Employer Identification No.)

2275 Huntington Drive, Suite 851, San Marino, CA	91108
(Address of Principal Executive Offices)	(ZIP Code)

Registrant's Telephone Number, Including Area Code: (323) 552-9867

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act) or a smaller reporting company.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	[X]
Emerging growth company	☐

On October 13, 2017, the Registrant had 16,836,750 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Ecomat, Inc.
Balance Sheets
Balance Sheets as of September 30, 2017 (Unaudited) and June 30, 2017

	September 30, 2017 (Unaudited)	June 30, 2017
ASSETS
Current assets:
Cash	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable -trade	$850	$-
Advances from - related party	8,602	7,053
Accrued compensation - related party	15,000	-
Accrued interest related party	2,962	2,818
Accrued interest	126	-
Convertible note	12,500	-
Total current liabilities	40,040	9,871

Stockholders' deficit:
Preferred stock, $0.0001 par value; 1,000,000 authorized;	-	-
Common stock, $0.0001 par value; 74,000,000 shares authorized;
16,836,750 issued and outstanding at September 30, 2017 and June 30, 2017	1,684	1,684
Additional paid in capital	1,177	1,177
Accumulated deficit	(42,901)	(12,732)
Total stockholders' deficit	(40,040)	(9,871)
Total liabilities and stockholders' deficit	$-	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Ecomat, Inc.
Statements of Operations
For the Three Months ended September 30, 2017 and 2016

	Three Months	Three Months
	Ended	Ended
	September 30, 2017	September 30, 2016
	(Unaudited)	(Unaudited)
Revenue	$-	$-
Costs and expenses:
General and administrative	29,899	109
Total operating expenses	29,899	109

Other income and expenses
Interest expense	270	99

Net loss	$(30,169)	$(208)

Per shares amounts:
Basic and diluted net loss	$(0.00)	$(0.00)

Weighted average shares outstanding (basic and diluted)	16,836,750	16,836,750

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Ecomat, Inc.
Statements of Cash Flows
For the Three Months ended September 30, 2017 and 2016

	Three Months	Three Months
	Ended	Ended
	September 30, 2017	September 30, 2016
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(30,169)	$(208)
Adjustments required to reconcile net loss
to cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	16,120	-
Cash flows used by operating activities	(14,049)	(208)

Cash flows from financing activities:
Advances from related party	1,549	208
Convertible note borrowings	12,500	-
Cash generated by financing activities	14,049	208

Change in cash	-	-
Cash - beginning of period	-	-
Cash - end of period	$-	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Ecomat, Inc.
Background and Significant Accounting Policies
September 30, 2017

Note 1. The Company and Significant Accounting Policies

Ecomat, Inc. (the "Company") was incorporated on December 14, 1995 pursuant to the laws of the State of Delaware. On February 9, 2007, the Company completed its change in domicile to Nevada. The Company used to operate a wet-cleaning process which was one of the first environmentally sound solution to current dry cleaning methods.

Bankruptcy Proceedings

On March 26, 1999, the Company filed a petition under Chapter 7 for liquidation of the Company's business. As a result of which all of its properties were transferred to a United States Trustee and the Company terminated all of its business operations. The Bankruptcy Trustee has disposed of all of the assets.

On May 18, 2006, the Trustee for the Company and Park Avenue Group, Inc. entered into a contract that was subject to Bankruptcy Court approval for the sale of certain asset free and clear of all liens, claims and encumbrances, the asset being comprised of the corporate shell of the debtor, Ecomat, Inc. (the "Asset"). On June 14, 2006, the Bankruptcy Court granted an order approving the contract and finding that Park Avenue Group is a good faith purchaser within the meaning of 11 USC Section 363(m) of the Bankruptcy Code.

Basis of Presentation:

We adopted "fresh-start" accounting as of June 15, 2006 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code.

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our June 30, 2017 audited financial statements and should be read in conjunction with the notes to financial statements which appear as part of those financial statements.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related to intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of Management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended September 30, 2017 and 2016. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

Recently Issued Accounting Pronouncements

In August, 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments(a consensus of the Emerging Issues Task Force). Effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period.

In May, 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14,Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year.

In April, 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14,Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

Note 2. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern The Company has incurred losses, has negative operational cash flows and has no revenues. The future of the Company is dependent upon Management success in its efforts and limited resources to pursue and effect a business combination.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3. "Fresh Start" Accounting

On March 26, 1999, all assets were transferred to the Chapter 7 trustee in settlement of all outstanding corporate obligations. We adopted "fresh-start" accounting as of June 15, 2006 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."

On May 18, 2006, the Trustee for the Company and Park Avenue Group, Inc. entered into a contract that was subject to Bankruptcy Court approval for the sale of certain asset free and clear of all liens, claims and encumbrances, the asset being comprised of the corporate shell of the debtor, Ecomat, Inc. (the "Asset"). On June 14, 2006, the Bankruptcy Court granted an order approving the contract and finding that Park Avenue Group is a good faith purchaser within the meaning of 11 USC Section 363(m) of the Bankruptcy Code. All results for periods including and subsequent to June 15, 2006 are referred to as those of the "Successor Company".

In accordance with SOP No. 90-7, the reorganized value of the Company was allocated to the Company's assets based on procedures specified by FASB ASC 805, "Business Combinations". Each liability existing at the plan sale date, other than deferred taxes, was stated at the present value of the amounts to be paid at appropriate market rates. It was determined that the Company's reorganization value computed immediately before June 15, 2006 was $0. We adopted "fresh-start" accounting because holders of existing voting shares immediately before filing and confirmation of the sale received less than 50% of the voting shares of the emerging entity and its reorganization value is less than its post-petition liabilities and allowed claims.

Note 4. Convertible Note

On July 8, 2017, we issued a convertible promissory note to Securities Compliance Corp., bearing interest at 1% per annum until paid or converted. Interest will be payable upon the maturity date at July 7, 2018. Under the term of the convertible note the Company can receive up to $50,000 in securities compliance services. As of September 30, 2017, Securities Compliance Corp. has provided services valued at $12,500 to the Company. The conversion price of the note is $0.008 per share. The closing price of the Company's common stock on July 7, 2017 was $0.007 per share. The notes represents the fair value of services provided without cost covering several years.

On September 1, 2017, we entered into a Loan Agreement with Ivo Heiden, our sole officer and director, under which we receive funding for general operating expenses from time-to-time as needed by the Company. The Loan Agreement bears interest of 1% per annum and shall be due and payable on a date 366 days from the date of the loan. As of September 30, 2017, the outstanding balance on this loan was $8,602.

In accordance with ASC # 815, Accounting for Derivative Instruments and Hedging Activities, we evaluated the note holder's non-detachable conversion right provision and liquidated damages clause, contained in the terms governing the Convertible Note to determine whether the features qualify as an embedded derivative instruments at issuance. Such non-detachable conversion right provision and liquidated damages clause did not need to be accounted as derivative financial instruments.

Note 5. Related Party Transactions

Due to Related Parties:

Amounts due to related parties consist of advances made by our CEO, accrued interest due to our CEO and accrued compensation due to our CEO.

As of September 30, 2017 and June 30, 2017, our CEO has made advances of $8,602 and $7,053, respectively.

As of September 30, 2017 and June 30, 2017, accrued interest due to our CEO was $2,962 and $2,818, respectively.

As of September 30, 2017 and June 30, 2017, accrued compensation due to our CEO was $15,000 and $0, respectively.

During the three months ended September 30, 2017 and 2016, the Company did not issue any shares of common stock.

Note 6. Subsequent Events

The Company had no subsequent events after September 30, 2017 to the date the financial statements were issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION Back to Table of Contents

Some of the statements contained in this quarterly report of Ecomat, Inc. (hereinafter the "Company", "We" or the "Registrant") discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use of words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide forward-looking statements in other materials we release to the public.

Overview

The Company's current business objective is to seek a business combination with an operating company. We intend to use the Company's limited personnel and financial resources in connection with such activities. The Company will utilize its capital stock, debt or a combination of capital stock and debt, in effecting a business combination. It may be expected that entering into a business combination will involve the issuance of restricted shares of capital stock. The issuance of additional shares of our capital stock:

•   may significantly reduce the equity interest of our stockholders;
•   will likely cause a change in control if a substantial number of our shares of capital stock are issued, and most likely will also result in the resignation or removal of our present officer and director; and
•   may adversely affect the prevailing market price for our common stock.

Similarly, if we issued debt securities, it could result in:

•   default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;
•   acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenants were breached without a waiver or renegotiations of such covenants;
•   our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

Results of Operations during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016

We have not generated any revenues during the three months ended September 30, 2017 and 2016. We had total operating expenses of $29,899 related to general and administrative expenses during the three months ended September 30, 2017 compared to $109 during the same period in the prior year. The significant increase is due to the Company becoming a reporting company under the Exchange Act. We incurred interest expense of $270 during three months ended September 30, 2017 compared to interest expense of $99 during the three months ended September 30, 2016. During the three months ended September 30, 2017 and 2016, we had a net loss of $30,169 and $208, respectively.

Liquidity and Capital Resources

At present, the Company has no business operations and no cash resources other than advances provided by our CEO. Our CEO and/or an affiliated party have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until such time the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by our CEO. If we require additional financing, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. At present, the Company has no financial resources to pay for such services and may be required to issue restricted shares in lieu of cash or, in the alternative, issue debt instruments evidencing financial obligations if and when they arise.

During the next 12 months we anticipate incurring costs related to:

•   filing of Exchange Act reports.
•   franchise fees, registered agent fees and accounting fees, and
•   investigating, analyzing and consummating an acquisition or business combination.

On September 30, 2017 and June 30, 2017, we have had no assets. As of September 30, 2017, we had $40,040 in liabilities consisting of accounts payable of $850 in accounts payable- trade, $8,602 in advance from a related party, accrued compensation of $15,000, accrued interest due to a related party of $2,962, accrued interest of $126 and a $12,500 convertible note. As of June 30, 2017, we had liabilities of $9,871 consisting of $7,053 in advance from a related party and $2,818 in accrued interest due to a related party.

During the three months ended September 30, 2017, we had negative cash flow from operating activities of $14,040 due to a net loss of $30,169 offset by an increase in accounts payable and accrued interest of $16,120. We financed our negative cash flow from operations through $14,049 in advances provided to us by our CEO. During the three months ended September 30, 2016, we had negative cash flow from operating activities of $208 due to a net loss of $208. We financed our negative cash flow from operations through $208 in advances provided to us by our CEO.

The Company's limited resources and lack of having cash-generating business operations may make it difficult to borrow funds or raise capital. The Company's limitations to borrow funds or raise funds through the issuance of restricted capital stock required to effect or facilitate a business combination may have a material adverse effect on the Company's financial condition and future prospects, including the ability to complete a business combination.

The Company currently plans to satisfy its cash requirements for the next 12 months through borrowings from its CEO or companies affiliated with its CEO and believes it can satisfy its cash requirements so long as it is able to obtain financing from these affiliated parties. The Company expects that money borrowed will be used during the next 12 months to satisfy the Company's operating costs, professional fees and for general corporate purposes.

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have unqualified audit opinion for the years ended June 30, 2017 and 2016 with an explanatory paragraph on going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of September 30, 2017, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

None.

ITEM 1A. RISK FACTORS Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in "Risk Factors" in our Form 10 as filed with the SEC, which could materially affect our business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS Back to Table of Contents

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES Back to Table of Contents

None.

ITEM 4. MINE SAFETY DISCLOSURE Back to Table of Contents

None.

ITEM 5. OTHER INFORMATION Back to Table of Contents

None.

ITEM 6. EXHIBITS Back to Table of Contents

(a) The following documents are filed as exhibits to this Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
31	Certification of CEO and CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

ECOMAT, INC.

By: /s/ Ivo Heiden
Ivo Heiden
Chief Executive Officer
(Principal Executive Officer)
Date: October 13, 2017

By: /s/ Ivo Heiden
Ivo Heiden
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: October 13, 2017