Form 10-Q
period 2017-12-31
ECOMAT INC
filed 2018-02-05
CIK 1008653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

On February 5, 2018, the Registrant had 16,836,750 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Ecomat, Inc.
Balance Sheets
Balance Sheets as of December 31, 2017 (Unaudited) and June 30, 2017

	December 31, 2017 (Unaudited)	June 30, 2017
ASSETS
Current assets:
Cash	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable -trade	$950	$-
Advances from - related party	10,552	7,053
Accrued compensation - related party	30,000	-
Accrued interest related party	3,146	2,818
Accrued interest	95	-
Convertible note	25,000	-
Total current liabilities	69,743	9,871

Stockholders' deficit:
Preferred stock, $0.0001 par value; 1,000,000 authorized;	-	-
Common stock, $0.0001 par value; 74,000,000 shares authorized;
16,836,750 issued and outstanding at December 31, 2017 and June 30, 2017	1,684	1,684
Additional paid in capital	1,177	1,177
Accumulated deficit	(72,604)	(12,732)
Total stockholders' deficit	(69,743)	(9,871)
Total liabilities and stockholders' deficit	$-	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Ecomat, Inc.
Statements of Operations
For the Three and Six Months ended December 31, 2017 and 2016

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-	$-
Costs and expenses:
General and administrative	29,550	650	59,449	759
Total operating expenses	29,550	650	59,449	759

Other income and expenses
Interest expense	153	12	423	111

Net loss	$(29,703)	$(662)	$(59,872)	$(870)

Per shares amounts:
Basic and diluted net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding (basic and diluted)	16,836,750	16,836,750	16,836,750	16,836,750

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Ecomat, Inc.
Statements of Cash Flows
For the Six Months ended December 31, 2017 and 2016

	Six Months	Six Months
	Ended	Ended
	December 31, 2017	December 31, 2016
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(59,872)	$(870)
Adjustments required to reconcile net loss
to cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	31,373	-
Cash flows used by operating activities	(28,499)	(870)

Cash flows from financing activities:
Advances from related party	3,499	870
Convertible note borrowings	25,000	-
Cash generated by financing activities	28,499	870

Change in cash	-	-
Cash - beginning of period	-	-
Cash - end of period	$-	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Ecomat, Inc.
Background and Significant Accounting Policies
December 31, 2017

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

In the opinion of Management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended December 31, 2017 and 2016. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

Recently Issued Accounting Pronouncements

In August, 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). Effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period.

In May, 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year.

In April, 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year.

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

Note 4. Convertible Note

On July 8, 2017, we issued a convertible promissory note to Securities Compliance Corp., bearing interest at 1% per annum until paid or converted. Interest will be payable upon the maturity date at July 7, 2018. Under the term of the convertible note the Company can receive up to $50,000 in securities compliance services. As of December 31, 2017, Securities Compliance Corp. has provided services valued at $25,000 to the Company. The conversion price of the note is $0.008 per share. The closing price of the Company's common stock on July 7, 2017 was $0.007 per share. The notes represent the fair value of services provided without cost covering several years.

On September 1, 2017, we entered into a Loan Agreement with Ivo Heiden, our sole officer and director, under which we receive funding for general operating expenses from time-to-time as needed by the Company. The Loan Agreement bears interest of 8% per annum and shall be due and payable on a date 366 days from the date of the loan. As of December 31, 2017, the outstanding balance on this loan was $10,552.

In accordance with ASC # 815, Accounting for Derivative Instruments and Hedging Activities, we evaluated the note holder's non-detachable conversion right provision and liquidated damages clause, contained in the terms governing the Convertible Note to determine whether the features qualify as an embedded derivative instrument at issuance. Such non-detachable conversion right provision and liquidated damages clause did not need to be accounted as derivative financial instruments.

Note 5. Related Party Transactions

Due to Related Parties:

Amounts due to related parties consist of advances made by our CEO, accrued interest due to our CEO and accrued compensation due to our CEO.

As of December 31, 2017, and June 30, 2017, our CEO has made advances of $10,552 and $7,053, respectively.

As of December 31, 2017, and June 30, 2017, accrued interest due to our CEO was $3,146 and $2,818, respectively.

As of December 31, 2017, and June 30, 2017, accrued compensation due to our CEO was $30,000 and $0, respectively.

During the three months ended December 31, 2017 and 2016, the Company did not issue any shares of common stock.

Note 6. Subsequent Events

The Company had no subsequent events after December 31, 2017 to the date the financial statements were issued.

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

Results of Operations during the three months ended December 31, 2017 as compared to the three months ended December 31, 2016

We have not generated any revenues during the three months ended December 31, 2017 and 2016. We had total operating expenses of $29,550 related to general and administrative expenses during the three months ended December 31, 2017 compared to $650 during the same period in the prior year. The significant increase is due to the Company becoming a reporting company under the Exchange Act. We incurred interest expense of $153 during three months ended December 31, 2017 compared to interest expense of $12 during the three months ended December 31, 2016. During the three months ended December 31, 2017 and 2016, we had a net loss of $29,703 and $662, respectively.

Results of Operations during the six months ended December 31, 2017 as compared to the six months ended December 31, 2016

We have not generated any revenues during the six months ended December 31, 2017 and 2016. We had total operating expenses of $59,449 related to general and administrative expenses during the six months ended December 31, 2017 compared to $759 during the same period in the prior year. The significant increase is due to the Company becoming a reporting company under the Exchange Act. We incurred interest expense of $423 during six months ended December 31, 2017 compared to interest expense of $111 during the six months ended December 31, 2016. During the six months ended December 31, 2017 and 2016, we had a net loss of $59,872 and $870, respectively.

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

On December 31, 2017 and June 30, 2017, we have had no assets. As of December 31, 2017, we had $69,743 in liabilities consisting of accounts payable of $950 in accounts payable- trade, $10,552 in advance from a related party, accrued compensation of $30,000, accrued interest due to a related party of $3,146, accrued interest of $95 and a $25,000 convertible note. As of June 30, 2017, we had liabilities of $9,871 consisting of $7,053 in advance from a related party and $2,818 in accrued interest due to a related party.

During the six months ended December 31, 2017, we had negative cash flow from operating activities of $28,499 due to a net loss of $59,872 offset by an increase in accounts payable and accrued interest of $31,373. We financed our negative cash flow from operations through $3,499 in advances provided to us by our CEO and borrowings under a convertible note. During the six months ended December 31, 2016, we had negative cash flow from operating activities of $870 due to a net loss of $870. We financed our negative cash flow from operations through $870 in advances provided to us by our CEO.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of December 31, 2017, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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
Date: February 5, 2018

By: /s/ Ivo Heiden
Ivo Heiden
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: February 5, 2018