Form 10-Q
period 2018-03-31
ECOMAT INC
filed 2018-05-09
CIK 1008653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

Commission file number: 000-21613

Ecomat, Inc.
(Exact Name Of Registrant As Specified In Its Charter)

Nevada	13-3865026
(State of Incorporation)	(I.R.S. Employer Identification No.)

2275 Huntington Drive, Suite 851, San Marino, CA	91108
(Address of Principal Executive Offices)	(ZIP Code)

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

On May 9, 2018, the Registrant had 16,836,750 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Ecomat, Inc.
Balance Sheets
Balance Sheets as of March 31, 2018 (Unaudited) and June 30, 2017

	March 31, 2018 (Unaudited)	June 30, 2017
ASSETS
Current assets:
Cash	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable -trade	$950	$-
Advances from - related party	11,503	7,053
Accrued compensation - related party	45,000	-
Accrued interest related party	3,370	2,818
Accrued interest	186	-
Convertible note	37,500	-
Total current liabilities	98,509	9,871

Stockholders' deficit:
Preferred stock, $0.0001 par value; 1,000,000 authorized;	-	-
Common stock, $0.0001 par value; 74,000,000 shares authorized;
16,836,750 issued and outstanding at March 31, 2017 and June 30, 2017	1,684	1,684
Additional paid in capital	1,177	1,177
Accumulated deficit	(101,370)	(12,732)
Total stockholders' deficit	(98,509)	(9,871)
Total liabilities and stockholders' deficit	$-	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Ecomat, Inc.
Statements of Operations
For the Three and Nine Months ended March 31, 2018 and 2017

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-	$-
Costs and expenses:
General and administrative	28,450	-	87,899	759
Total operating expenses	28,450	-	87,899	759

Other income and expenses
Interest expense	316	-	739	111

Net loss	$(28,766)	$-	$(88,638)	$(870)

Per shares amounts:
Basic and diluted net loss	$(0.00)	$-	$(0.01)	$(0.00)

Weighted average shares outstanding (basic and diluted)	16,836,750	16,836,750	16,836,750	16,836,750

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Ecomat, Inc.
Statements of Cash Flows
For the Nine Months ended March 31, 2018 and 2017

	Nine Months	Nine Months
	Ended	Ended
	March 31, 2018	March 31, 2017
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(88,638)	$(870)
Adjustments required to reconcile net loss
to cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	46,688	-
Cash flows used by operating activities	(41,950)	(870)

Cash flows from financing activities:
Advances from related party	4,450	870
Convertible note borrowings	37,500	-
Cash generated by financing activities	41,950	870

Change in cash	-	-
Cash - beginning of period	-	-
Cash - end of period	$-	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Ecomat, Inc.
Background and Significant Accounting Policies
March 31, 2018

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

In the opinion of Management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended March 31, 2018 and 2017. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

Note 4. Convertible Note

On July 8, 2017, we issued a convertible promissory note to Securities Compliance Corp., bearing interest at 1% per annum until paid or converted. Interest will be payable upon the maturity date at July 7, 2018. Under the term of the convertible note the Company can receive up to $50,000 in securities compliance services. As of March 31, 2018, Securities Compliance Corp. has provided services valued at $37,500 to the Company. The conversion price of the note is $0.008 per share. The closing price of the Company's common stock on July 7, 2017 was $0.007 per share. The notes represent the fair value of services provided without cost covering several years.

On September 1, 2017, we entered into a Loan Agreement with Ivo Heiden, our sole officer and director, under which we receive funding for general operating expenses from time-to-time as needed by the Company. The Loan Agreement bears interest of 8% per annum and shall be due and payable on a date 366 days from the date of the loan. As of March 31, 2018, the outstanding balance on this loan was $11,503 with accrued interest of $3,370.

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

As of March 31, 2018 and June 30, 2017, our CEO has made advances of $11,503 and $7,053, respectively.

As of March 31, 2017 and June 30, 2017, accrued interest due to our CEO was $3,370 and $2,818, respectively.

As of March 31, 2018 and June 30, 2017, accrued compensation due to our CEO was $45,000 and $0, respectively.

During the three months ended March 31, 2018 and 2017, the Company did not issue any shares of common stock.

Note 6. Subsequent Events

The Company had no subsequent events after March 31, 2018 to the date the financial statements were issued.

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

Results of Operations during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017

We have not generated any revenues during the three months ended March 31, 2018 and 2017. We had total operating expenses of $28,450 related to general and administrative expenses during the three months ended March 31, 2018 compared to $0 during the same period in the prior year. The significant increase is due to the Company becoming a reporting company under the Exchange Act. We incurred interest expense of $316 during three months ended March 31, 2018 compared to interest expense of $0 during the three months ended March 31, 2017. During the three months ended March 31, 2018 and 2017, we had a net loss of $28,766 and $0, respectively.

Results of Operations during the nine months ended March 31, 2018 as compared to the nine months ended March 31, 2017

We have not generated any revenues during the nine months ended March 31, 2018 and 2017. We had total operating expenses of $87,899 related to general and administrative expenses during the nine months ended March 31, 2018 compared to $759 during the same period in the prior year. The significant increase is due to the Company becoming a reporting company under the Exchange Act. We incurred interest expense of $739 during nine months ended March 31, 2018 compared to interest expense of $111 during the nine months ended March 31, 2017. During the nine months ended March 31, 2018 and 2017, we had a net loss of $88,638 and $870, respectively.

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

On March 31, 2017 and June 30, 2017, we have had no assets. As of March 31, 2017, we had $98,509 in current liabilities consisting of accounts payable of $950 in accounts payable - trade, $11,503 in advance from a related party, accrued compensation of $45,000, accrued interest due to a related party of $3,370, accrued interest of $186 and a $37,500 convertible note. As of June 30, 2017, we had liabilities of $9,871 consisting of $7,053 in advance from a related party and $2,818 in accrued interest due to a related party.

During the nine months ended March 31, 2018, we had negative cash flow from operating activities of $41,950 due to a net loss of $88,638 offset by an increase in accounts payable and accrued interest of $46,688. We financed our negative cash flow from operations through $4,450 in advances provided by our CEO and $37,500 in borrowings under a convertible note. During the nine months ended March 31, 2017, we had negative cash flow from operating activities of $870 due to a net loss of $870. We financed our negative cash flow from operations through $870 in advances provided by our CEO.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2018, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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
Date: May 9, 2018

By: /s/ Ivo Heiden
Ivo Heiden
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: May 9, 2018