Form 10-K
period 2018-06-30
ECOMAT INC
filed 2018-09-26
CIK 1008653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
___________________________________

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

Commission file number: 000-2613

Ecomat Inc.
(Exact Name Of Registrant As Specified In Its Charter)

Nevada	13-3865026
(State of Incorporation)	(I.R.S. Employer Identification No.)

2275 Huntington Drive, Suite 851, San Marino, CA	91108
(Address of Principal Executive Offices)	(ZIP Code)

Registrant's Telephone Number, Including Area Code: (323) 552-9867

Indicate if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On December 31, 2017, the aggregate market value of the 3,606,750 common stock held by non-affiliates of the registrant was approximately $144,270 based on the last price of the Registrants common stock of $0.04 on December 29, 2017. On September 25, 2018, the Registrant had 16,836,750 shares of common stock outstanding.

Indicate whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act) or a smaller reporting company .

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒

Indicate whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

PART I

ITEM 1. DESCRIPTION OF BUSINESS Back to Table of Contents

Some of the statements contained in this annual report on Form 10-K of Ecomat Inc. (hereinafter the "Company", "We" or the "Registrant") discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. In this annual report, forward-looking statements are generally identified by the words such as "anticipate", "plan", "believe", "expect", "estimate", and the like. Forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results or plans to differ materially from those expressed or implied. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. A reader, whether investing in the Company's securities or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this Registration Statement. Important factors that may cause actual results to differ from projections include, for example:

•   the success or failure of Management's efforts to implement the Registrant's plan of operation;
•   the ability of the Registrant to fund its operating expenses;
•   the ability of the Registrant to compete with other companies that have a similar plan of operation;
•   the effect of changing economic conditions impacting our plan of operation;
•   the ability of the Registrant to meet the other risks as may be described in future filings with the SEC.

General Background of the Registrant

Ecomat Inc. (the "Company" or "Ecomat") is a Nevada corporation that was formed to develop the Ecomat concept - an environmentally sound solution to the current standard dry cleaning method that utilizes percloroethylene, which has been shown to have various toxic effects. The Company was incorporated on December 14, 1995 pursuant to the laws of the State of Delaware.

On February 9, 2007, the Company completed its change in domicile to Nevada.

On March 26, 1999, the Company filed a petition under Chapter 7 for liquidation of the Company's business. As a result of which all of our properties were transferred to a United States Trustee and the Company terminated all of its business operations. The Bankruptcy Trustee has disposed of all of the assets.

In May 18, 2006, the Trustee for the Company and Park Avenue Group, Inc. entered into a contract that was subject to Bankruptcy Court approval for the sale of certain asset free and clear of all liens, claims and encumbrances, the asset being comprised of the corporate shell of the debtor, Ecomat Inc. (the "Asset"). On June 14, 2006, the Bankruptcy Court granted an order approving the contract and finding that Park Avenue Group is a good faith purchaser within the meaning of 11 USC Section 363(m) of the Bankruptcy Code.

In connection with the Order of the U.S. Bankruptcy Court, the Court authorized (i) that the existing officers and directors of Ecomat Inc. will be deemed removed from office and their official capacity terminated; (ii) that all common share conversion rights of any kind, including, but not limited to, warrants, options, convertible bonds, other convertible debt instruments, and convertible preferred stock shall be canceled and extinguished; and (iii) Park Avenue Group, Inc. shall be authorized to appoint a new board of directors of Ecomat.

On June 15, 2006 and as a result of the Bankruptcy Court Order, Park Avenue Group appointed Ivo Heiden to the board of directors of the Registrant and to serve as its sole executive officer (the "Management"). Mr. Heiden  has no ongoing relationship with such entity.

Business Objectives of the Company

Since the Chapter 7 proceedings, the Registrant had no business operations. Management has determined to direct its efforts and limited resources to pursue potential new business opportunities. The Registrant does not intend to limit itself to a particular industry and has not established any particular criteria upon which it shall consider a business opportunity.

The Registrant's common stock is subject to quotation on the OTC Pink Sheets under the symbol ECMT. There is currently only a limited trading market in the Registrant's shares nor do we believe that any active trading market has existed for the last 3 years. There can be no assurance that there will be an active trading market for our securities following the effective date of this registration statement under the Exchange Act. In the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

Management would have substantial flexibility in identifying and selecting a prospective new business opportunity. The Registrant is dependent on the judgment of its Management in connection with this process. In evaluating a prospective business opportunity, we would consider, among other factors, the following:

•   costs associated with pursuing a new business opportunity;
•   growth potential of the new business opportunity;
•   experiences, skills and availability of additional personnel necessary to pursue a potential new business opportunity;
•   necessary capital requirements;
•   the competitive position of the new business opportunity;
•   stage of business development;
•   the market acceptance of the potential products and services;
•   proprietary features and degree of intellectual property; and
•   the regulatory environment that may be applicable to any prospective business opportunity.

The foregoing criteria are not intended to be exhaustive and there may be other criteria that Management may deem relevant. In connection with an evaluation of a prospective or potential business opportunity, Management may be expected to conduct a due diligence review.

The time and costs required to pursue new business opportunities, which includes negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws, can not be ascertained with any degree of certainty.

Management intends to devote such time as it deems necessary to carry out the Registrant's affairs. The exact length of time required for the pursuit of any new potential business opportunities is uncertain. No assurance can be made that we will be successful in our efforts. We cannot project the amount of time that our Management will actually devote to the Registrant's plan of operation.

The Registrant intends to conduct its activities so as to avoid being classified as an "Investment Company" under the Investment Company Act of 1940, and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act of 1940 and the regulations promulgated thereunder.

Registrant is a Blank Check Company

At present, the Registrant is a development stage company with no revenues, no assets and no specific business plan or purpose. The Registrant's business plan is to seek new business opportunities or to engage in a merger or acquisition with an unidentified company. As a result, the Registrant is a "blank check company" and, as a result, any offerings of the Registrant's securities under the Securities Act of 1933, as amended (the "Securities Act") must comply with Rule 419 promulgated by the Securities and Exchange Commission (the "SEC") under the Act. The Registrant's Common Stock is a "penny stock," as defined in Rule 3a51-1 promulgated by the SEC under the Securities Exchange Act of 1934 (the "Exchange Act"). The Penny Stock rules require a broker-dealer, prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about Penny Stocks and the nature and level of risks in the penny stock market.

The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each Penny Stock held in the customer's account. In addition, the Penny Stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the Penny Stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the Penny Stock rules. So long as the common stock of the Registrant is subject to the Penny Stock rules, it may be more difficult to sell the Registrant's common stock.

We are a Shell Company as defined in Rule 405 promulgated by the SEC under the Securities Act. A Shell Company is one that has no or nominal operations and either: (i) no or nominal assets; or (ii) assets consisting primarily of cash or cash equivalents. As a Shell Company, we are restricted in our use of Registrations on Form S-8 under the Securities Act; the lack of availability of the use of Rule 144 by security holders; and the lack of liquidity in our stock.

   Form S-8

Shell companies are prohibited from using Form S-8 to register securities under the Securities Act. If a company ceases to be a Shell Company, it may use Form S-8 sixty calendar days, provided it has filed all reports and other materials required to be filed under the Exchange Act during the preceding 12 months (or for such shorter period that it has been required to file such reports and materials after the company files "Form 10 information," which is information that a company would be required to file in a registration statement on Form 10 if it were registering a class of securities under Section 12 of the Exchange Act. This information would normally be reported on a current report on Form 8-K reporting the completion of a transaction that caused the company to cease being a Shell Company.

   Unavailability of Rule 144 for Resale

Rule 144(i) "Unavailability to Securities of Issuers With No or Nominal Operations and No or Nominal Non-Cash Assets" provides that Rule 144 is not available for the resale of securities initially issued by an issuer that is a Shell Company. We have identified our company as a Shell Company and, therefore, the holders of our securities may not rely on Rule 144 to have the restriction removed from their securities without registration or until the company is no longer identified as a Shell Company.

As a result of our classification as a Shell Company, our investors are not allowed to rely on the "safe harbor" provisions of Rule 144, promulgated pursuant to the Securities Act, so as not to be considered underwriters in connection with the sale of our securities until one year from the date that we cease to be a Shell Company. This will likely make it more difficult for us to attract additional capital through subsequent unregistered offerings because purchasers of securities in such unregistered offerings will not be able to resell their securities in reliance on Rule 144, a safe harbor on which holders of restricted securities usually rely to resell securities.

   Very Limited Liquidity of our Common Stock

Our common stock trades from time to time on the OTC Pink Sheet Market but there is no active market maker in our common stock. As a result, there is only limited liquidity in our common stock. We plan to seek quotation of our common stock on the OTCQB Market. In order for our common stock to become subject to quotation on the OTCQB Market, we must obtain a market maker to file an application with the Financial Industry Regulatory Authority (FINRA) on our behalf pursuant to Rule 15c2-11 under the Exchange Act. If we fail to continue to comply with the listing requirements of the OTCQB Market, the price of our common stock and the ability of our stockholders to to access the capital markets could be negatively impacted. We cannot provide any assurance that we will be able to continue to satisfy the requirements of the OTCQB Markets' for continued quotation.

    We will be deemed a blank check company under Rule 419 of the Securities Act

The provisions of Rule 419 apply to registration statements filed under the Securities Act by a blank check company, such as the Company. Rule 419 requires that a blank check company filing a registration statement deposit the securities being offered and proceeds of the offering into an escrow or trust account pending the execution of an agreement for an acquisition or merger.

In addition, an issuer is required to file a post-effective amendment to the registration statement upon the execution of an agreement for such acquisition or merger. The rule provides procedures for the release of the offering funds in conjunction with the post effective acquisition or merger. The obligations to file post-effective amendments are in addition to the obligations to file Forms 8-K to report for both the entry into a material definitive (non-ordinary course of business) agreement and the completion of the transaction. Rule 419 applies to both primary and re-sale or secondary offerings.

Within five (5) days of filing a post-effective amendment setting forth the proposed terms of an acquisition, the Company must notify each investor whose shares are in escrow. Each investor then has no fewer than 20 and no greater than 45 business days to notify the Company in writing if they elect to remain an investor. A failure to reply indicates that the person has elected to not remain an investor. As all investors are allotted this second opportunity to determine to remain an investor, acquisition agreements should be conditioned upon enough funds remaining in escrow to close the transaction.

    Effecting a business combination

Prospective investors in the Company's common stock will not have an opportunity to evaluate the specific merits or risks of any of the one or more business combinations that we may undertake A business combination may involve the acquisition of, or merger with, a company which needs to raise substantial additional capital by means of being a publicly trading company, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. A business combination may involve a company which may be financially unstable or in its early stages of development or growth.

    The Registrant has not identified a target business or target industry

The Company's effort in identifying a prospective target business will not be limited to a particular industry and the Company may ultimately acquire a business in any industry Management deems appropriate. To date, the Company has not selected any target business on which to concentrate our search for a business combination. While the Company intends to focus on target businesses in the United States, it is not limited to U.S. entities and may consummate a business combination with a target business outside of the United States. Accordingly, there is no basis for investors in the Company's common stock to evaluate the possible merits or risks of the target business or the particular industry in which we may ultimately operate. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes many industries which experience rapid growth. In addition, although the Company's Management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

    Sources of target businesses

Our Management anticipates that target business candidates will be brought to our attention from various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community, who may present solicited or unsolicited proposals. Our Management may also bring to our attention target business candidates. While we do not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, we may engage these firms in the future, in which event we may pay a finder's fee or other compensation in connection with a business combination. In no event, however, will we pay Management any finder's fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

    Selection of a target business and structuring of a business combination

Management owns 78.58% of the issued and outstanding shares of common stock and will have broad flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our Management will consider, among other factors, the following:

•   financial condition and results of operation of the target company;
•   growth potential;
•   experience and skill of Management and availability of additional personnel;
•   capital requirements;
•   competitive position;
•   stage of development of the products, processes or services;
•   degree of current or potential market acceptance of the products, processes or services;
•   proprietary features and degree of intellectual property or other protection of the products, processes or services;
•   regulatory environment of the industry; and
•   costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our Management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct a due diligence review which will encompass, among other things, meetings with incumbent Management and inspection of facilities, as well as review of financial and other information which will be made available to us.

We will endeavor to structure a business combination so as to achieve the most favorable tax treatment to us, the target business and both companies' stockholders. However, there can be no assurance that the Internal Revenue Service or applicable state tax authorities will necessarily agree with the tax treatment of any business combination we consummate.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us.

    Probable lack of business diversification

While we may seek to effect business combinations with more than one target business, it is more probable that we will only have the ability to effect a single business combination, if at all. Accordingly, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations with entities operating in multiple industries or multiple areas of a single industry, it is probable that we will lack the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

•   subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and
•   result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

   Limited ability to evaluate the target business' Management

Although we intend to closely scrutinize the Management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business' Management will prove to be correct. In addition, we cannot assure you that the future Management will have the necessary skills, qualifications or abilities to manage a public company intending to embark on a program of business development. Furthermore, the future role of our director, if any, in the target business cannot presently be stated with any certainty.

While it is possible that our director will remain associated in some capacity with us following a business combination, it is unlikely that he will devote his full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that our director will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent Management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent Management.

   Our auditors have expressed substantial doubt about our ability to continue as a going concern

Our audited financial statements for the years ended June 30, 2018 and 2017, were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. There is not enough cash on hand to fund our administrative expenses and operating expenses for the next twelve months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company's shares of common stock.

Competition

In identifying, evaluating and selecting a target business, we expect to encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations, either directly or through affiliates. Many if not virtually most of these competitors possess far greater financial, human and other resources compared to our resources. While we believe that there are numerous potential target businesses that we may identify, our ability to compete in acquiring certain of the more desirable target businesses will be limited by our limited financial and human resources. Our inherent competitive limitations are expected by Management to give others an advantage in pursuing the acquisition of a target business that we may identify and seek to pursue. Further, any of these limitations may place us at a competitive disadvantage in successfully negotiating a business combination. Our Management believes, however, that our status as a reporting public entity with potential access to the United States public equity markets may give us a competitive advantage over certain privately-held entities having a similar business objective in acquiring a desirable target business with growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from existing competitors of the business we acquire. In particular, certain industries which experience rapid growth frequently attract an increasingly larger number of competitors, including those with far greater financial, marketing, technical and other resources than the initial competitors in the industry in which we seek to operate. The degree of competition characterizing the industry of any prospective target business cannot presently be ascertained. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively, especially to the extent that the target business is in a high-growth industry.

Employees

Mr. Heiden, our CEO and CFO, is our sole executive officer. Mr. Heiden is not obligated to devote any specific number of hours per week and, in fact, intends to devote only as much time as he deem reasonably necessary to administer the Company's affairs until such time as a business combination is consummated. The amount of time he will devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full-time employees prior to the consummation of a business combination.

Conflicts of Interest

The Company's Management is not required to commit its full time to the Company's affairs. As a result, pursuing new business opportunities may require a longer period of time than if Management would devote full time to the Company's affairs. Management is not precluded from serving as an officer or director of any other entity that is engaged in business activities similar to those of the Registrant. Management has not identified and is not currently negotiating a new business opportunity for us. In the future, Management may become associated or affiliated with entities engaged in business activities similar to those we intend to conduct. In such event, Management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In the event that the Company's Management has multiple business affiliations, our Management may have legal obligations to present certain business opportunities to multiple entities. In the event that a conflict of interest shall arise, Management will consider factors such as reporting status, availability of audited financial statements, current capitalization and the laws of jurisdictions. If several business opportunities or operating entities approach Management with respect to a business combination, Management will consider the foregoing factors as well as the preferences of the Management of the operating company. However, Management will act in what it believes will be in the best interests of the shareholders of the Registrant. The Registrant shall not enter into a transaction with a target business that is affiliated with Management.

ITEM 1A. RISK FACTORS RELATED TO OUR BUSINESS Back to Table of Contents

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, the market in which we operate, our beliefs and our Management's assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as "expects", "anticipates", "targets", "goals", "projects", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict or assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements.

Any investment in our shares of common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this annual report before you decide to invest in our common stock. Each of the following risks may materially and adversely affect our business objective, plan of operation and financial condition. These risks may cause the market price of our common stock to decline, which may cause you to lose all or a part of the money you invested in our common stock. We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business plan. In addition to other information included in this annual report, the following factors should be considered in evaluating the Company's business and future prospects.

The Company has a limited operating history and very limited resources.

Since emerging from bankruptcy, the Company's operations have been limited to seeking a potential business combination and has had no revenues from operations. Investors will have no basis upon which to evaluate the Company's ability to achieve the Company's business objective, which is to effect a merger, capital stock exchange and/or acquire an operating business. The Company will not generate any revenues until, at the earliest, after the consummation of a business combination or acquiring an operating business.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

As of June 30, 2018, we had no cash and cash equivalents and an accumulated deficit of $131,903. Our audited financial statements for the years ended June 30, 2018 and 2017, were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

There is not enough cash on hand to fund our administrative expenses and operating expenses for the next twelve months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company's shares of common stock.

Since the Company has not yet selected a particular target industry or target business with which to complete a business combination, the Company is unable to ascertain the merits or risks associated with any particular business or industry.

Since the Company has not yet identified a particular industry or prospective target business, there is no basis for investors to evaluate the possible merits or risks of the target business which the Company may ultimately acquire. If the Company completes a business combination with a financially unstable company or an entity in its development stage, the Company may be affected by numerous risks inherent in the operations of those entities. Although the Company's Management intends to evaluate the risks inherent in a particular industry or target business, the Company cannot assure you that it will properly ascertain or assess all of the significant risk factors. There can be no assurance that any prospective business combination will benefit shareholders or prove to be more favorable to shareholders than any other investment that may be made by shareholders and investors.

Unspecified and unascertainable risks

There is no basis for shareholders to evaluate the possible merits or risks of potential business combination. To the extent that the Company effects a business combination with a financially unstable operating company or an entity that is in its early stage of development or growth, the Company will become subject to numerous risks. If the Company effects a business combination with an entity in a high risk industry, the Company will become subject to the currently unascertainable risks of that industry. Although Management will endeavor to evaluate the risks inherent in a particular business or industry, there can be no assurance that Management will properly ascertain or assess all such risks that the Company perceived at the time of the consummation of a business combination.

It is likely that the Company's current sole officer and director will resign upon consummation of a business combination and the Company will have only limited ability to evaluate the Management of the target business.

The Company's ability to successfully effect a business combination will be dependent upon the efforts of the Company's Management. The future role of Management in the target business cannot presently be ascertained. Although it is possible that Management may remain associated with the target business following a business combination, it is likely that the Management of the target business will remain in place. Although the Company intends to closely scrutinize the management of a target business in connection with evaluating the desirability of effecting a business combination, the Company cannot assure you that the Company's assessment of Management will prove to be correct.

Dependence on key personnel

The Company is dependent upon the continued services of Management. To the extent that his services become unavailable, the Company will be required to obtain other qualified personnel and there can be no assurance that it will be able to recruit qualified persons upon acceptable terms.

The Company's sole officer and director may allocate his time to other businesses activities, thereby causing conflicts of interest as to how much time to devote to the Company's affairs. This could have a negative impact on the Company's ability to consummate a business combination in a timely manner, if at all.

The Company's officer and director is not required to commit his full time to the Company's affairs, which may result in a conflict of interest in allocating his time between the Company's business and other businesses. The Company does not intend to have any full time employees prior to the consummation of a business combination. Management of the Company is engaged in other business endeavors and is not obligated to contribute any specific number of his hours per week to the Company's affairs. Mr. Heiden owes fiduciary duty to Baltic Capital Corp. of which he is the sole officer and director.

If Management's other business affairs require him to devote more time to such affairs, it could limit his ability to devote time to the Company's affairs and could have a negative impact on the Company's ability to consummate a business combination. Furthermore, we do not have an employment agreement with Mr. Heiden. Mr. Heiden has no formal obligation or commitment to provide any particular amount of time to the Company's affairs.

The Company may be unable to obtain additional financing, if and when required, to complete a business combination or to fund the operations and growth of the business combination target, which could compel the Company to restructure a potential business combination transaction or to entirely abandon a particular business combination.

The Company has not yet identified any prospective target business. If we require funds for a particular business combination, because of the size of the business combination or otherwise, we will be required to seek additional financing, which may or may not be available a terms and conditions satisfactory to the Company, if at all. To the extent that additional financing proves to be unavailable when and if needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. The Company's officer, director or stockholders are not required to provide any financing to us in connection with or after a business combination.

It is probable that the Company will only be able to enter into one business combination, which will cause us to be solely dependent on such single business and a limited number of products or services.

It is probable that the Company will enter into a business combination with a single operating business. Accordingly, the prospects for the Company's success may be:

•   solely dependent upon the performance of a single operating business, or
•   dependent upon the development or market acceptance of a single or limited number of products or services.

In this case, the Company will not be able to diversify the Company's operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

The Company has limited resources and there is significant competition for business combination opportunities. Therefore, the Company may not be able to enter into or consummate an attractive business combination.

The Company expects to encounter intense competition from other entities having a business objective similar to the Company's, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than the Company does and the Company's financial resources are limited when contrasted with those of many of these competitors. While the Company believes that there are numerous potential target businesses that it could acquire, the Company's ability to compete in acquiring certain sizable target businesses will be limited by the Company's limited financial resources and the fact that the Company will use its common stock to acquire an operating business. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.

The Company may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel the Company to restructure a potential business transaction or abandon a particular business combination.

We may be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. If additional financing proves to be unavailable, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business.

Financing requirements to fund operations associated with reporting obligations under the Exchange Act.

The Company has no revenues and is dependent upon the willingness of the Company's Management to fund the costs associated with the reporting obligations under the Exchange Act, other administrative costs associated with the Company's corporate existence and expenses related to the Company's business objective. The Company is not likely to generate any revenues until the consummation of a business combination, at the earliest. The Company believes that it will have available sufficient financial resources available from its Management to continue to pay accounting and other professional fees and other miscellaneous expenses that may be required until the Company commences business operations following a business combination.

We are dependent upon interim funding provided by Management or an affiliated party to pay professional fees and expenses. Our Management has provided funding, without formal agreement, as has been required to pay for accounting fees and other administrative expenses of the Company.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing potential business combination candidates and preparing and filing Exchange Act reports for what may be an unlimited period of time will be paid by our sole officer and director, or an affiliated party notwithstanding the fact that there is no written agreement to pay such costs. Mr. Heiden and/or an affiliated party have informally agreed to pay the Company's expenses in the form of advances at an imputed interest rate of 8%. The Company intents to repay these advances when it has the cash resources to do so.

Based on Mr. Heiden's resource commitment to fund our operations , we believe that we will be able to continue as a going concern until such time as we conclude a business combination. During the next 12 months we anticipate incurring costs related to:

•   filing of Exchange Act reports.
•   franchise fees, registered agent fees and accounting fees, and
•   investigating, analyzing and consummating an acquisition or business combination.

We estimate that these costs will range from five to six thousand dollars per year, and that we will be able to meet these costs as necessary through loans/advances from Management or affiliated parties until we enter into a business combination.

The Company's sole officer and director has a 78.58% equity interest in the Company and thus is in a position to influence certain actions requiring stockholder vote.

Management has no present intention to call for an annual meeting of stockholders to elect new directors prior to the consummation of a business combination. As a result, our current director will continue in office at least until the consummation of the business combination. If there is an annual meeting of stockholders for any reason, the Company's Management has broad discretion regarding proposals submitted to a vote by shareholders as a consequence of Management's significant equity interest. Accordingly, the Company's Management will continue to exert substantial control at least until the consummation of a business combination.

Broad discretion of Management

Any person who invests in the Company's common stock will do so without an opportunity to evaluate the specific merits or risks of any prospective business combination. As a result, investors will be entirely dependent on the broad discretion and judgment of Management in connection with the selection of a prospective business combination. There can be no assurance that determinations made by the Company's Management will permit us to achieve the Company's business objectives.

Reporting requirements may delay or preclude a business combination

Pursuant to the requirements of Section 13 of the Exchange Act, the Company is required to provide certain information about significant acquisitions and other material events. The Company will continue to be required to file quarterly reports on Form 10-Q and annual reports on Form 10-K, which annual report must contain the Company's audited financial statements. As a reporting company under the Exchange Act, following any business combination, we will be required to file a report on Form 8-K, which report contains audited financial statements of the acquired entity. These audited financial statements must be filed with the SEC within 5 days following the closing of a business combination. While obtaining audited financial statements is typically the responsibility of the acquired company, it is possible that a potential target company may be a non-reporting company with unaudited financial statements. The time and costs that may be incurred by some potential target companies to prepare such audited financial statements may significantly delay or may even preclude consummation of an otherwise desirable business combination. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition because we are subject to the reporting requirements of the Exchange Act.

If the Company is deemed to be an investment company, the Company may be required to institute burdensome compliance requirements and the Company's activities may be restricted, which may make it difficult for the Company to enter into a business combination.

• restrictions on the nature of the Company's investments; and
• restrictions on the issuance of securities, which may make it difficult for us to complete a business combination.

In addition, we may have imposed upon us burdensome requirements, including:
• registration as an investment company;
• adoption of a specific form of corporate structure; and
• reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

The Company does not believe that its anticipated principal activities will subject it to the Investment Company Act of 1940.

The Company may be deemed to have no "Independent Director", actions taken and expenses incurred by our officer and director on behalf of the Company will generally not be subject to "Independent Review".

Our director owns shares of our common stock and, although no compensation will be paid to him for services rendered prior to or in connection with a business combination, he may receive reimbursement for out-of-pocket expenses incurred by him in connection with activities on the Company's behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of director, which consist of one directors who may seek reimbursement. If our director will not be deemed "independent," he will generally not have the benefit of independent director examining the propriety of expenses incurred on our behalf and subject to reimbursement. Although the Company believes that all actions taken by our director on the Company's behalf will be in the Company's best interests, the Company cannot assure the investor that this will actually be the case. If actions are taken, or expenses are incurred that are actually not in the Company's best interests, it could have a material adverse effect on our business and plan of operation and the price of our stock held by the public stockholders.

General Economic Risks.

The Company's current and future business objectives and plan of operation are likely dependent, in large part, on the state of the general economy. Adverse changes in economic conditions may adversely affect the Company's business objective and plan of operation. These conditions and other factors beyond the Company's control include also, but are not limited to regulatory changes.

Risks Related to Our Common Stock

The Company's shares of common stock are traded from time to time on the OTC Pink Sheet Market.

Our common stock trades from time to time on the OTC Pink Sheet Market. As a result, there is only limited liquidity in our common stock. We plan to seek quotation of our common stock on the OTCQB Market. Quotation of the Company's securities on the OTCQB market limits the liquidity and price of the Company's common stock more than if the Company's shares of common stock were listed on the Nasdaq Stock Market or a national exchange. In order for our common stock to become subject to quotation on the OTCQB Market, we must obtain a market maker to file an application with the Financial Industry Regulatory Authority (FINRA) on our behalf pursuant to Rule 15c2-11 under the Exchange Act. If we fail to continue to comply with the listing requirements of the OTCQB Market, the price of our common stock and the ability of our stockholders to to access the capital markets could be negatively impacted. We cannot provide any assurance that we will be able to continue to satisfy the requirements of the OTCQB Markets' for continued quotation. There can be no assurance that there will be a liquid trading market for the Company's common stock following a business combination. In the event that a liquid trading market commences, there can be no assurance as to the market price of the Company's shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

Our common stock is subject to the Penny Stock Rules of the SEC and the trading market in our common stock is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our common stock.

The Securities and Exchange Commission has adopted Rule 3a51-1 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 require:

•   that a broker or dealer approve a person's account for transactions in penny stocks; and
•   the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•   obtain financial information and investment experience objectives of the person; and
•   make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•   sets forth the basis on which the broker or dealer made the suitability determination; and
•   that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

State blue sky registration; potential limitations on resale of the Company's common stock

The holders of the Company's shares of common stock registered under the Exchange Act and those persons who desire to purchase them in any trading market that may develop in the future, should be aware that there may be state blue-sky law restrictions upon the ability of investors to resell the Company's securities. Accordingly, investors should consider the secondary market for the Registrant's securities to be a limited one.

It is the intention of the Registrant's Management following the consummation of a business combination to seek coverage and publication of information regarding the Registrant in an accepted publication manual which permits a manual exemption. The manual exemption permits a security to be distributed in a particular state without being registered if the Registrant issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer's balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. Furthermore, the manual exemption is a nonissuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities.

Most of the accepted manuals are those published by Standard and Poor's, Moody's Investor Service, Fitch's Investment Service, and Best's Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they "recognize securities manuals" but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin.

Rule 144 Related Risks

The SEC adopted amendments to Rule 144 which became effective on February 15, 2008. These Rule 144 amendments apply to securities acquired both before and after that date. Generally, under the Rule 144 amendments, a person who has beneficially owned restricted shares for at least six months would be entitled to sell their securities provided that: (i) such person is not deemed to have been an affiliate at the time of, or at any time during the three months preceding, a sale; (ii) we are subject to and are current in the Exchange Act periodic reporting requirements for at least 90 days before the sale; and (iii) if the sale occurs prior to satisfaction of a one-year holding period, provided current information is available at the time of sale.

Persons who have beneficially owned restricted shares for at least six months but who are affiliates at the time of, or at any time during the three months preceding a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following: (i) 1% of the total number of securities of the same class then outstanding; or (ii) the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale; provided, in each case, that we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale. Such sales by affiliates must also comply with the manner of sale, current public information and notice provisions of Rule 144.

These Rule 144 related risks are subject to further restrictions in the event that the Exchange Act reporting company is deemed to be a Shell Company, such as the Registrant.

Restrictions on the Reliance of Rule 144 by Shell Companies or Former Shell Companies

Historically, the SEC staff has taken the position that Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, blank check companies, like us. The SEC has codified and expanded this position in the amendments discussed above by prohibiting the use of Rule 144 for resale of securities issued by any shell companies (other than business combination related shell companies) or any issuer that has been at any time previously a shell company. The SEC has provided an important exception to this prohibition, however, if the following conditions are met:

- The issuer of the securities that was formerly a shell company has ceased to be a shell company;
- The issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;
- The issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and
-At least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

As a result, it is likely that pursuant to Rule 144, stockholders who receive our restricted securities in a business combination will not be able to sell our shares without registration until one year after we have completed our initial business combination.

Rule 145 Related Risk

Under the new amendments, affiliates of a target company who receive registered shares in a Rule 145 business combination transaction, and who do not become affiliates of the acquirer, will be able to immediately resell the securities received by them into the public markets without registration (except for affiliates of a shell company as discussed in the following section). However, those persons who are affiliates of the acquirer, and those who become affiliates of the acquirer after the acquisition, will still be subject to the Rule 144 resale conditions generally applicable to affiliates, including the adequate current public information requirement, volume limitations, manner-of-sale requirements for equity securities, and, if applicable, a Form 144 filing.

Application of Rule 145 to Shell Companies

Public resale of securities acquired by affiliates of acquirers and target companies in business combination transactions involving shell companies will continue to be subject to restrictions imposed by Rule 145. If the business combination transaction is not registered under the Securities Act, then the affiliates must look to Rule 144 to resell their securities (with the additional Rule 144 conditions applicable to shell company securities). If the business combination transaction is registered under the Securities Act, then affiliates of the acquirer and target company may resell the securities acquired in the transaction, subject to the following conditions:

-The issuer must meet all of the conditions applicable to shell companies under Rule 144;
- After 90 days from the date of the acquisition, the affiliates may resell their securities subject to Rule 144's volume limitations, adequate current public information requirement, and manner-of-sale requirements;
- After six months from the date of the acquisition, selling security-holders who are not affiliates of the acquirer may resell their securities subject only to the adequate current public information requirement of Rule 144; and
- After one year from the date of the acquisition, selling security-holders who are not affiliates or the acquirer may resell their securities without restriction.

Application of Rule 419 to Shell Companies

The provisions of Rule 419 apply to registration statements filed under the Securities Act of 1933, as amended, by a blank check company. Rule 419 requires that a blank check company filing such registration statement deposit the securities being offered and proceeds of the offering into an escrow or trust account pending the execution of an agreement for an acquisition or merger.

In addition, the registrant is required to file a post-effective amendment to the registration statement upon the execution of an agreement for such acquisition or merger. The rule provides procedures for the release of the offering funds in conjunction with the post effective acquisition or merger. The obligations to file post-effective amendments are in addition to the obligations to file Forms 8-K to report for both the entry into a material non-ordinary course agreement and the completion of the transaction. Rule 419 applies to both primary and re-sale or secondary offerings.

Within five (5) days of filing a post effective amendment setting forth the proposed terms of an acquisition, the Company must notify each investor whose shares are in escrow. Each investor then has no fewer than 20 and no greater than 45 business days to notify the Company in writing if they elect to remain an investor. A failure to reply indicates that the person has elected to not remain an investor. As all investors are allotted this second opportunity to determine to remain an investor, acquisition agreements should be conditioned upon enough funds remaining in escrow to close the transaction.

You May Not Be Entitled to Protections Normally Afforded to Investors of Bank Check Companies.

If the net proceeds of an offering under the Securities Act of 1933 is used to complete an initial business combination with a target business that has not been identified, and we will have net tangible assets in excess of $5,000,001 upon the successful consummation of this offering and will file a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules which would, for example, completely restrict the transferability of our securities, require us to complete our initial business combination within 18 months of the effective date of the initial registration statement and restrict the use of interest earned on the funds held in the trust account.

Investors will then not be entitled to protections normally offered to investors in Rule 419 blank check offerings.

Possible Issuance of Additional Securities.

Our Articles of Incorporation authorize the issuance of 74,000,000 shares of common stock, par value $0.0001. As of June 30, 2018, we had 16,836,750 shares issued and outstanding. We may be expected to issue additional shares in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of the Registrant may be expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences.

Dividends unlikely

The Company does not expect to pay dividends for the foreseeable future because it has no revenues or cash resources. The payment of dividends will be contingent upon the Company's future revenues and earnings, if any, capital requirements and overall financial conditions. The payment of any future dividends will be within the discretion of the Company's board of directors as then constituted. It is the Company's expectation that future Management following a business combination will determine to retain any earnings for use in its business operations and accordingly, the Company does not anticipate declaring any dividends in the foreseeable future.

ITEM 1B. UNRESOLVED STAFF COMMENTS Back to Table of Contents

Not applicable.

ITEM 2. DESCRIPTION OF PROPERTIES Back to Table of Contents

The Registrant's corporate office is located at 2275 Huntington Drive, Suite 851, San Marino, CA 91108, which space is  provided to us on a rent-free basis. The Registrant believes that the office facilities are sufficient for the foreseeable future and this arrangement will remain until we find a new business opportunity.

ITEM 3. LEGAL PROCEEDING Back to Table of Contents

None.

ITEM 4. MINE SAFETY DISCLOSURES Back to Table of Contents

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

Market Price Information

Our common stock is currently quoted on the OTC market "Pink Sheets" under the symbol ECMT. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Price Range
Period	High	Low
Year Ended June 2017:
First Quarter	$0.0034	$0.0034
Second Quarter	$0.0098	$0.0036
Third Quarter	$0.0098	$0.0036
Fourth Quarter	$0.0037	$0.0037
Year Ended June 30, 2018:
First Quarter	$0.20	$0.06
Second Quarter	$0.09	$0.04
Third Quarter	$0.08	$0.04
Fourth Quarter	$0.06	$0.03

As of June 30, 2018, our shares of common stock were held by approximately 47 stockholders of record. The transfer agent of our common stock is Standard Registrar and Transfer Company, Inc. Phone (801) 571-8844.

Dividends

Holders of common stock are entitled to dividends when, as, and if declared by the Board of Directors, out of funds legally available therefore. We have never declared cash dividends on its common stock and our Board of Directors does not anticipate paying cash dividends in the foreseeable future as it intends to retain future earnings to finance the growth of our businesses. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal year ended June 30, 2018 and 2017.

ITEM 6. SELECTED FINANCIAL DATA Back to Table of Contents

N.A.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND PLAN OF OPERATION Back to Table of Contents

Management's Plan of Operation

The following discussion contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use of words such as "anticipate", "estimate", "expect", "project", "intend", "plan", "believe", and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide forward-looking statements in other materials we release to the public.

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
 •   our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and
•   our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

Results of Operations during the year ended June 30, 2018 as compared to the year ended June 30, 2017

We have not generated any revenues during the years 2018 and 2017. We had total operating expenses of $115,448 related to general and administrative expenses during the year ended June 30, 2018 compared to total operating expenses of $2,259 during the year ended June 30, 2017. We incurred interest expense of $3,723 during the year ended June 30, 2018 compared to interest expense of $563 during the year ended June 30, 2017. During the year ended June 30, 2018 and 2017, we had a net loss of $119,171 and $2,822, respectively mainly due to our general and administrative expenses.

Liquidity and Capital Resources

At present, the Company has no business operations and no cash resources other than that provided by Management. We are dependent upon interim funding provided by Management or an affiliated party to pay professional fees and expenses. Our Management and an affiliated party have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Management.

If we require additional financing, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. The Company depends upon services and funding provided by Management to fulfill its filing obligations under the Exchange Act. At present, the Company has no financial resources to pay for such services.

The Company does not currently engage in any business activities that provide cash flow.

During the next 12 months we anticipate incurring costs related to:

•   filing of Exchange Act reports.
•   franchise fees, registered agent fees and accounting fees, and
•   investigating, analyzing and consummating an acquisition or business combination.

We estimate that these costs will be in the range of five to six thousand dollars per year, and that we will be able to meet these costs as necessary, to be loaned to us by our CEO.

On June 30, 2018 and June 30, 2017, we have had no current assets. As of June 30, 2018, we had $126,428 in current liabilities consisting of $12,502 in advance from a related party, accrued compensation of $60,000, accrued interest due to a related party of $3,617, accrued interest of $309 and a $50,000 convertible note. As of June 30, 2017, we had liabilities of $9,871 consisting of $7,053 in advance from a related party and $2,818 in accrued interest due to a related party.

We had a negative cash flow from operations of $55,449 during the year ended June 30, 2018 mainly due to a net loss of $119,171 offset by an increase in accounts payable and accrued liabilities of $61,108. We financed our negative cash flow from operations during the year ended June 30, 2018 through advances made by our CEO of $5,449 and borrowings under a convertible note of $50,000.

We had a negative cash flow from operations of $2,259 during the year ended June 30, 2017 mainly due to a net loss of $2,822 offset by an increase in accounts payable and accrued liabilities of $563. We financed our negative cash flow from operations during the year ended June 30, 2017 through advances made by our CEO of $2,259.

The Company currently plans to satisfy its cash requirements for the next 12 months through borrowings from its CEO and believes it can satisfy its cash requirements so long as it is able to obtain financing from him. The Company expects that money borrowed will be used during the next 12 months to satisfy the Company's operating costs, professional fees and for general corporate purposes. On September 1, 2017, we formalized a verbal funding agreement and entered into a Loan Agreement with Ivo Heiden, our sole officer and director, under which we receive funding of up to $100,000 for general operating expenses from time-to-time as needed by the Company. The loan bears an interest rate of 8% per annum and shall be due and payable on a date three hundred sixty-six (366) days from the date of the Loan Agreement. As of June 30, 2018, the Company has received a total of $12,502 under this Loan Agreement.

The Company intents to repay these advances at a time when it has the cash resources to do so.

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have unqualified audit opinion for the years ended June 30, 2017 and 2016 with an explanatory paragraph on going concern.

Off-Balance Sheet Arrangements

As of June 30, 2018 and 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of June 30, 2018 and 2017, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended June 30, 2018 and 2017, and are included elsewhere in this registration statement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Back to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Ecomat Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ecomat Inc. (the Company) as of June 30, 2018 and 2017 and the related statements of operations, stockholders' equity (deficit), and cash flows for the two-year period ended June 30, 2018 and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017 and the results of its operations and its cash flows for the periods ended June 30, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered losses from operations which raise substantial doubt about its ability to continue as a going concern. Managements plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company's auditor since 2016.

Houston, TX
September 26, 2018

Ecomat Inc.
Balance Sheets
Balance Sheets as of June 30 2018 and 2017

	June 30, 2018	June 30, 2017
ASSETS
Current assets:
Cash	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable -trade	$-	$-
Advances from - related party	12,502	7,053
Accrued compensation - related party	60,000	-
Accrued interest related party	3,617	2,818
Accrued interest	309	-
Convertible note - related party	50,000	-
Total current liabilities	126,428	9,871

Stockholders' deficit:
Preferred stock, $0.0001 par value; 1,000,000 authorized;	-	-
Common stock, $0.0001 par value; 74,000,000 shares authorized;
16,836,750 issued and outstanding at June 30, 2018 and 2017	1,684	1,684
Additional paid in capital	3,791	1,177
Accumulated deficit	(131,903)	(12,732)
Total stockholders' deficit	(126,428)	(9,871)
Total liabilities and stockholders' deficit	$-	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Ecomat Inc.
Statements of Operations

	Fiscal Year	Fiscal Year
	Ended	Ended
	June 30, 2018	June 30, 2017
Revenue	$-	$-
Costs and expenses:
General and administrative	115,448	2,259
Total operating expenses	115,448	2,259

Other income and expenses
Interest expense	3,723	563

Net loss	$(119,171)	$(2,822)

Per shares amounts:
Basic and diluted net loss	$(0.01)	$(0.00)

Weighted average shares outstanding (basic and diluted)	16,836,750	16,836,750

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Ecomat Inc.
Statement of Stockholders' Deficit

	Common Stock		Additional		Total
	Number of	Stated Or	Paid-In	Accumulated	Shareholders'
	Shares	Par Value	Capital	Deficit	Deficit
Balance at June 30, 2016	16,836,750	$1,684	$1,177	$(9,910)	$(7,049)
Net loss	-	-	-	(2,822)	(2,822)
Balance at June 30, 2017	16,836,750	$1,684	$1,177	$(12,732)	$(9,871)
Imputed interest	-	-	2,614	-	2,614
Net loss	-	-	-	(119,171)	(119,171)
Balance at June 30, 2018	16,836,750	$1,684	$3,791	$(131,903)	$(126,428)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Ecomat Inc.
Statements of Cash Flows

	Fiscal Year	Fiscal Year
	Ended	Ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net loss	$(119,171)	$(2,822)
Adjustments required to reconcile net loss
to cash used in operating activities:
Imputed interest	2,614	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	61,108	563
Cash flows used by operating activities	(55,449)	(2,259)

Cash flows from financing activities:
Advances from related party	5,449	-
Convertible note borrowings	50,000	2,259
Cash generated by financing activities	55,499	2,259

Change in cash	-	-
Cash - beginning of period	-	-
Cash - end of period	$-	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Ecomat Inc.
Background and Significant Accounting Policies
June 30, 2018

Note 1. The Company and Significant Accounting Policies

Ecomat Inc. (the "Company") was incorporated on December 14, 1995 pursuant to the laws of the State of Delaware. On February 9, 2007, the Company completed its change in domicile to Nevada.

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

On May 18, 2006, the Trustee for the Company and Park Avenue Group, Inc. entered into a contract that was subject to Bankruptcy Court approval for the sale of certain asset free and clear of all liens, claims and encumbrances, the asset being comprised of the corporate shell of the debtor, Ecomat Inc. (the "Asset"). On June 14, 2006, the Bankruptcy Court granted an order approving the contract and finding that Park Avenue Group is a good faith purchaser within the meaning of 11 USC Section 363(m) of the Bankruptcy Code.

Basis of Presentation:

We adopted "fresh-start" accounting as of June 15, 2006 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code.

Significant Accounting Policies:

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash and Cash Equivalents:

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents at June 30, 2018 or 2017.

Property and Equipment:

New property and equipment are recorded at cost. Property and equipment included in the bankruptcy proceedings and transferred to the Trustee had been valued at liquidation value. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 5 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

Valuation of Long-Lived Assets:

We review the recoverability of our long-lived assets including equipment, goodwill and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

Stock Based Compensation:

Stock-based awards are accounted for using the fair value method in accordance with ASC 718, Share-Based Payments. Our primary type of share-based compensation consists of stock options. We use the Black-Scholes option pricing model in valuing options. The inputs for the valuation analysis of the options include the market value of the Company's common stock, the estimated volatility of the Company's common stock, the exercise price of the warrants and the risk free interest rate.

Fair Value of Financial Instruments:

FASB ASC 825, "Financial Instruments," requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2017 and 2016, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

Earnings per Common Share:

We compute net income (loss) per share in accordance with ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Income Taxes:

We have adopted ASC 740, Accounting for Income Taxes. Pursuant to ASC 740, we are required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carryforwards. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset.

Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss in domestic and foreign tax jurisdictions in which we operate.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and to the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we will reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We will record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

ASC 740 which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

Uncertain Tax Positions:

The Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes" ("FIN No. 48") which was effective for the Company on January 1, 2007. FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements.

Our federal and state income tax returns are open for fiscal years ending on or after June 30, 2007. We are not under examination by any jurisdiction for any tax year. At June 30, 2018, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

Recent Accounting Pronouncements

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

If a business combination transaction is not consummated, we do not believe that we could succeed in raising additional capital, from unrelated parties, needed to sustain our operations without some strategic transaction, such as a business combination or merger. If we are unable to consummate such a transaction, we expect that we would need to cease all operations and wind down. Although we are currently evaluating our strategic alternatives with respect to all aspects of our business, we cannot assure you that any actions that we take would raise or generate sufficient capital to fully address the uncertainties of our financial position.

Note 3. "Fresh Start" Accounting

On March 26, 1999, all assets were transferred to the Chapter 7 trustee in settlement of all outstanding corporate obligations. We adopted "fresh-start" accounting as of June 15, 2006 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."

On May 18, 2006, the Trustee for the Company and Park Avenue Group, Inc. entered into a contract that was subject to Bankruptcy Court approval for the sale of certain asset free and clear of all liens, claims and encumbrances, the asset being comprised of the corporate shell of the debtor, Ecomat Inc. (the "Asset"). On June 14, 2006, the Bankruptcy Court granted an order approving the contract and finding that Park Avenue Group is a good faith purchaser within the meaning of 11 USC Section 363(m) of the Bankruptcy Code. All results for periods including and subsequent to June 15, 2006 are referred to as those of the "Successor Company".

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

Note 4. Income Taxes

The Company had approximately $5.9 million in net operating loss carryovers available to reduce future income taxes. These carryovers were reduced to zero or eliminated through our bankruptcy proceedings. We have adopted ASC 740 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits.

We have a current operating loss carry-forward of $131,903. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

	June 30, 2018	June 30, 2017
Individual components giving rise to the deferred tax assets are as follows::
Future tax benefit arising from net operating loss carryovers	$46,166	$4,456
Less valuation allowance	(46,166)	(4,456)
Total deferred tax asset	$-	$-

The Company is not under examination by any jurisdiction for any tax year. Our federal and state income tax returns are open for fiscal years ending on or after June 30, 2007.

Note 6. Stockholders' Equity

Common Stock

The certificate of incorporation authorize the issuance of 74,000,000 shares of common stock, par value $0.0001. All issued shares of common stock are entitled to one vote per share of common stock. As of June 30, 2018, the Company has 16,836,750 shares of common stock issued and outstanding.

During the years ended June 30, 2018 and 2017, the Company did not issue any shares of common stock.

Preferred Stock

The certificate of incorporation authorize the issuance of 1,000,000 shares of preferred stock with a par value of $0.0001 per share. None are issued.

Stock Based Compensation

There were no grants of employee or non-employee stock or options in either fiscal period ended June 30, 2018 and 2017.

Note 7. Change of Control

On March 26, 1999, the Company filed a petition under Chapter 7 for liquidation of the Company's business. As a result of which all of our properties were transferred to a United States Trustee and the Company terminated all of its business operations. The Bankruptcy Trustee has disposed of all of the assets.

In May 18, 2006, the Trustee for the Company and Park Avenue Group, Inc. entered into a contract that was subject to Bankruptcy Court approval for the sale of certain asset free and clear of all liens, claims and encumbrances, the asset being comprised of the corporate shell of the debtor, Ecomat Inc. (the "Asset"). On June 14, 2006, the Bankruptcy Court granted an order approving the contract and finding that Park Avenue Group is a good faith purchaser within the meaning of 11 USC Section 363(m) of the Bankruptcy Code.

In connection with the Order of the U.S. Bankruptcy Court, the Court authorized (i) that the existing officers and directors of Ecomat Inc. will be deemed removed from office and their official capacity terminated; (ii) that all common share conversion rights of any kind, including, but not limited to, warrants, options, convertible bonds, other convertible debt instruments, and convertible preferred stock shall be canceled and extinguished; and (iii) Park Avenue Group, Inc. shall be authorized to appoint a new board of directors of Ecomat.

On June 15, 2006 and as a result of the Bankruptcy Court Order, Park Avenue Group appointed Ivo Heiden to the board of directors of the Registrant and to serve as its sole executive officer (the "Management"). Mr. Heiden was an analyst for Park Avenue Group from 2003 until 2008 and has no ongoing relationship with such entity.

On February 5, 2007, the Company issued 13,230,000 shares of common stock to Ivo Heiden, the Company's CEO, for services provided valued at $2,500. Our CEO and Chairman controls 78.58% of the issued and outstanding shares of common stock.

Note 8. Convertible Note

On July 8, 2017, we issued a convertible promissory note to Securities Complance and subsequently assigned to WWYD, Inc., bearing interest at 1% per annum until paid or converted. Interest will be payable upon the maturity date at July 7, 2018. During the year ended June 30, 2018, the Company recorded $310 in interest expenses and $2,614 in imputed interest. Under the term of the convertible note the Company can receive up to $50,000 in securities complance services. As of June 30, 2018, WWYD, Inc. has provided services valued at $50,000 to the Company. The conversion price of the note is $0.008 per share. The closing price of the Company's common stock on July 7, 2017 was $0.007 per share. On July 6, 2018, the Company and WWYD, Inc. agreed to extend the maturity date of the note to July 7, 2019. No additional services are due under this note.

On September 1, 2017, we entered into a Loan Agreement with Ivo Heiden, our sole officer and director, under which we receive funding for general operating expenses from time-to-time as needed by the Company. The Loan Agreement bears interest of 8% per annum and shall be due and payable on a date 366 days from the date of the loan. As of June 30, 2018, the outstanding balance on this loan was $12,502 with accrued interest of $3,617.

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

Note 9. Related Party Transactions

Due to Related Parties:

Amounts due to related parties consist of advances made by our CEO and accrued interest due to our CEO.

As of June 30, 2018 and 2017, our CEO has made advances of $12,502 and $7,053, respectively.

As of June 30, 2018 and 2017, accrued interest due to our CEO was $3,617 and $2,818, respectively.

As of June 30, 2018 and 2017, accrued compensation due to our CEO was $60,000 and $0, respectively.

As of June 30, 2018, the Company owed a $50,000 convertible note and accrued interest of $310 to WWYD, Inc., a related party. As of June 30, 2017, no convertible notes were outstanding.

During the years ended June 30, 2018 and 2017, the Company did not issue any shares of common stock.

Note 10. Subsequent Events

The Company had no subsequent events after June 30, 2018 to the date the financial statements were issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

N.A.

ITEM 9A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of Disclosure Controls and Procedures

As of June 30, 2018, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the fiscal year 2018 under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Management's Annual Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company's internal control over financial reporting as of June 30, 2018 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on our assessment and those criteria, we have concluded that our internal control over financial reporting were ineffective because of the identification of material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the year ended June 30, 2018. The Company has no formal control process related to the identification and approval of related party transactions. Management has identified corrective actions for the weaknesses and intends to implement accounting procedures to address before mentioned material weaknesses during the fiscal year 2019.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, AND CORPORATE GOVERNANCE Back to Table of Contents

The following table sets forth the names and ages of the member of our Board of Director and our executive officers and the positions held by each.

Name	Age	Title
Ivo Heiden	51	CEO, CFO and Chairman

Ivo Heiden, 51, has been CEO, CFO and Chairman of the Registrant since June 2006. Mr. Heiden was the CEO, CFO and Chairman of Kinder Holding Corp., a public reporting company, from February 2007 to October 2017. Since 2008, Mr. Heiden is the president and chairman of Baltic Capital Corp. a private corporation, with focus on distressed public equity research.

Our director holds office until the next annual meeting of stockholders and until his successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We do not compensate our directors. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. We do not have any standing committees at this time.

Our director, officer or affiliates have not, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment or decree involving the violation of any state or federal securities laws.

Section 16(a) Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires the Registrant's directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Registrant's Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Registrant pursuant to Section 16(a). Our CEO and Chairman director has informed us that he has filed Form 3 and Form 5 reports as required to be filed under Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION Back to Table of Contents

For the two fiscal years ended June 30, 2018, 2017 and 2016, we did not pay any compensation to our executive officer, nor did any other person receive a total annual salary and bonus exceeding $100,000.

Executive Employment Agreements

To date, we have not entered into any employment agreements with our executive officer.

TEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Back to Table of Contents

The following table sets forth information regarding the beneficial ownership of our common stock as of June 30, 2018. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
Ivo Heiden	13,230,000	78.58%
2275 Huntington Drive, Suite 851
San Marino, CA 91108
Director and Officer (1 person)	13,230,000	78.58%

(1) Applicable percentage ownership is based on 16,836,750 shares of common stock outstanding as of June 30, 2018. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of June 30, 2018 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE Back to Table of Contents

During the years ended June 30, 2018 and 2017, Mr. Heiden made advances of $5,449 and $2,259, respectively, to the Company for franchise taxes, audit fees and registered agent fees. The largest principal amounts outstanding at the year ended June 30, 2017 and 2016 were $12,502 and $7,053, respectively, in cash advances made by Mr. Heiden to the Company. As of June 30, 2018 and 2017, the Company owed $3,617 and $2,818 respectively, in accrued interest to Mr. Heiden. The interest for these advances is 8%.

As of June 30, 2018 and 2017, accrued compensation due to our CEO was $60,000 and $0, respectively. As of June 30, 2018, the Company owed a $50,000 convertible note and accrued interest of $310 to WWYD, Inc., a related party. As of June 30, 2017, no convertible notes were outstanding.

During the year ended June 30, 2018, the Company recorded $310 in interest expenses and $2,614 in imputed interest with respect to this convertible note.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

The Registrant's Board of Directors has appointed M&K CPAS, PLLC as independent public accountant for the fiscal year ended June 30, 2018 and 2017.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by M&K CPAS, PLLC for the audit of the Registrant's annual financial statements for the years ended June 30, 2018 and 2017, and fees billed for other services rendered by M&K CPAS, PLLC during those periods.

	Year Ended
	June 30, 2018	June 30, 2017
Audit fees	$5,650	$5,350

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
31	Certification of CEO and CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 20, filed herewith.
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

ECOMAT INC.

By: /s/ Ivo Heiden
Ivo Heiden
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: September 26, 2018

By: /s/ Ivo Heiden
Ivo Heiden
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: September 26, 2018