Form 10-Q
period 2018-09-30
ECOMAT INC
filed 2018-10-30
CIK 1008653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

On October 29, 2018, the Registrant had 16,836,750 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Ecomat Inc.
Balance Sheets
Balance Sheets as of September 30, 2018 and June 30, 2018

	September 30, 2018 (Unaudited)	June 30, 2018
ASSETS
Current assets:
Cash	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable -trade	$-	$-
Advances from - related party	15,002	12,502
Accrued compensation - related party	75,000	60,000
Accrued interest related party	5,222	3,926
Convertible note - related party	50,000	50,000
Total current liabilities	145,224	126,428

Stockholders' deficit:
Preferred stock, $0.0001 par value; 1,000,000 authorized;	-	-
Common stock, $0.0001 par value; 74,000,000 shares authorized;
16,836,750 issued and outstanding at September 30, 2018 and June 30, 2018	1,684	1,684
Additional paid in capital	3,791	3,791
Accumulated deficit	(150,699)	(131,903)
Total stockholders' deficit	(145,224)	(126,428)
Total liabilities and stockholders' deficit	$-	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Ecomat, Inc.
Statements of Operations
For the Three Months ended September 30, 2018 and 2017

	Three Months	Three Months
	Ended	Ended
	September 30, 2018	September 30, 2017
	(Unaudited)	(Unaudited)
Revenue	$-	$-
Costs and expenses:
General and administrative	17,500	29,899
Total operating expenses	17,500	29,899

Other income and expenses
Interest expense	1,296	270

Net loss	$(18,796)	$(30,169)

Per shares amounts:
Basic and diluted net loss	$(0.00)	$(0.00)

Weighted average shares outstanding (basic and diluted)	16,836,750	16,836,750

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Ecomat, Inc.
Statements of Cash Flows
For the Three Months ended September 30, 2018 and 2017

	Three Months	Three Months
	Ended	Ended
	September 30, 2018	September 30, 2017
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(18,796)	$(30,169)
Adjustments required to reconcile net loss
to cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	16,296	16,120
Cash flows used by operating activities	(2,500)	(14,049)

Cash flows from financing activities:
Advances from related party	2,500	1,549
Convertible note borrowings	-	12,500
Cash generated by financing activities	2,500	14,049

Change in cash	-	-
Cash - beginning of period	-	-
Cash - end of period	$-	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Ecomat, Inc.
Background and Significant Accounting Policies
September 30, 2018

Note 1. The Company and Significant Accounting Policies

Ecomat, Inc. (the "Company") was incorporated on December 14, 1995 pursuant to the laws of the State of Delaware. On February 9, 2007, the Company completed its change in domicile to Nevada. The Company used to operate a wet-cleaning process which was one of the first environmentally sound solution to current dry cleaning methods.

Bankruptcy Proceedings

On March 26, 1999, the Company filed a petition under Chapter 7 for liquidation of the Company's business. As a result of which all of its properties were transferred to a United States Trustee and the Company terminated all of its business operations. The Bankruptcy Trustee has disposed of all of the assets. On June 14, 2006, the Bankruptcy Court granted an order for approving the sale of certain asset free and clear of all liens, claims and encumbrances, the asset being comprised of the corporate shell of the debtor, Ecomat, Inc. (the "Asset")

Basis of Presentation:

We adopted "fresh-start" accounting as of June 15, 2006 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code.

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our June 30, 2018 audited financial statements and should be read in conjunction with the notes to financial statements which appear as part of those financial statements.

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

In the opinion of Management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended September 30, 2018 and 2017. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

Note 3. Convertible Note

On July 8, 2017, we issued a convertible promissory note to Securities Complaince and subsequently assigned to WWYD, Inc., bearing interest at 1% per annum until paid or converted. The conversion price of the note is $0.008 per share. The closing price of the Company's common stock on July 7, 2017 was $0.007 per share. Interest will be payable upon the maturity date at July 7, 2018. On July 6, 2018, the Company and WWYD, Inc. agreed to extend the maturity date of the note to July 7, 2019. On October 1, 2018, the Company agreed to adjust the interest rate, effective July 1, 2018, on this convertible notes from 1% to 8%. During the periods ended September 30, 2018 and 2017, the Company recorded $997 and $126, respectively, in interest. As of June 30, 2018, all services had been provided and no additional services are due under this note. As of September 30, 2018, the accrued interest of this convertible note was $1,306.

On September 1, 2017, we entered into a Loan Agreement with Ivo Heiden, our sole officer and director, under which we receive funding for general operating expenses from time-to-time as needed by the Company. The Loan Agreement bears interest of 8% per annum and shall be due and payable on a date 366 days from the date of the loan. As of September 30, 2018, the outstanding balance on this loan was $15,002 with accrued interest of $3,916. During the three month-period ended September 30, 2018 and 2017, we expensed interest of $299 and $144, respectively, related to this Loan Agreement.

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

Note 4. Related Party Transactions

Due to Related Parties:

Amounts due to related parties consist of advances made by our CEO and accrued interest due to our CEO.

As of September 30, 2018 and June 30, 2018, our CEO has made advances of $15,002 and $12,502, respectively.

As of September 30, 2018 and June 30, 2018, accrued interest due to our CEO was $3,916 and $3,617, respectively.

As of September 30, 2018 and June 30, 2018, accrued compensation due to our CEO was $75,000 and $60,000, respectively.

As of September 30, 2018 and June 30, 2018, the Company owed a $50,000 convertible note and accrued interest of $1,306 and $309, respectively, to WWYD, Inc., a related party. As of September 30, 2017, the principal amount outstanding on this convertible note was $12,500.

Note 5. Subsequent Events

The Company had no subsequent events after September 30, 2018 to the date the financial statements were issued.

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

Results of Operations during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017

We have not generated any revenues during the three months ended September 30, 2018 and 2017. We had total operating expenses of $17,500 related to general and administrative expenses during the three months ended September 30, 2018 compared to $29,899 during the same period in the prior year. The significant decrease is due to reduced compliance expenses related to being a reporting company under the Exchange Act. We incurred interest expense of $1,296 during three months ended September 30, 2018 compared to interest expense of $270 during the three months ended September 30, 2017. During the three months ended September 30, 2018 and 2017, we had a net loss of $18,796 and $30,169, respectively.

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

On September 30, 2018 and June 30, 2018, we have had no assets. As of September 30, 2018, we had $145,224 in liabilities consisting of $15,002 in advance from a related party, accrued compensation of $75,000, accrued interest due to a related party of $5,222 and a $50,000 convertible note. As of June 30, 2018, we had $126,428 in current liabilities consisting of $12,502 in advance from a related party, accrued compensation of $60,000, accrued interest due to a related party of $3,926 and a $50,000 convertible note.

During the three months ended September 30, 2018, we had negative cash flow from operating activities of $2,500 due to a net loss of $18,796 offset by an increase in accounts payable and accrued interest of $16,296. We financed our negative cash flow from operations through $2,500 in advances from our CEO. During the three months ended September 30, 2017, we had negative cash flow from operating activities of $14,049 due to a net loss of $30,169 offset by an increase in accounts payable and accrued interest of $16,120. We financed our negative cash flow from operations through $1,549 in advances from our CEO and $12,500 and borrowings under a convertible note.

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

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have unqualified audit opinion for the years ended June 30, 2018 and 2017 with an explanatory paragraph on going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures.

As of September 30, 2018, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective because of the identification of material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the period ended September 30, 2018. The Company has no formal control process related to the identification and approval of related party transactions. Management has identified corrective actions for the weaknesses and intends to implement accounting procedures to address before mentioned material weaknesses during the fiscal year 2019.

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
Date: October 30, 2018

By: /s/ Ivo Heiden
Ivo Heiden
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: October 30, 2018