Form 10-Q
period 2018-12-31
ECOMAT INC
filed 2019-01-29
CIK 1008653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

On January 29, 2019, the Registrant had 16,836,750 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Ecomat Inc.
Balance Sheets
Balance Sheets as of December 31, 2018 and June 30, 2018

	December 31, 2018 (Unaudited)	June 30, 2018
ASSETS
Current assets:
Cash	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable -trade	$1,000	$-
Advances from - related party	16,731	12,502
Accrued compensation - related party	15,000	60,000
Accrued interest - related parties	7,869	3,926
Convertible notes - related parties	125,000	50,000
Total current liabilities	165,600	126,428

Stockholders' deficit:
Preferred stock, $0.0001 par value; 1,000,000 authorized;	-	-
Common stock, $0.0001 par value; 74,000,000 shares authorized;
16,836,750 issued and outstanding at December 31, 2018 and June 30, 2018	1,684	1,684
Additional paid in capital	3,791	3,791
Accumulated deficit	(171,075)	(131,903)
Total stockholders' deficit	(165,600)	(126,428)
Total liabilities and stockholders' deficit	$-	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Ecomat, Inc.
Statements of Operations
For the Three and Six Months ended December 31, 2018 and 2017

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-	$-
Costs and expenses:
General and administrative	17,730	29,550	35,230	59,449
Total operating expenses	17,730	29,550	35,230	59,449

Other income and expenses
Interest expense	2,646	153	3,942	423

Net loss	$(20,376)	$(29,703)	$(39,172)	$(59,872)

Per shares amounts:
Basic and diluted net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding (basic and diluted)	16,836,750	16,836,750	16,836,750	16,836,750

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Ecomat, Inc.
Statements of Cash Flows
For the Six Months ended December 31, 2018 and 2017

	Six Months	Six Months
	Ended	Ended
	December 31, 2017	December 31, 2017
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(39,172)	$(59,872)
Adjustments required to reconcile net loss
to cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	1,000	-
Increase (decrease) in accounts payable and accrued liabilities	33,943	31,373
Cash flows used by operating activities	(4,229)	(28,499)

Cash flows from financing activities:
Advances from related party	4,229	3,499
Convertible note borrowings	-	25,000
Cash generated by financing activities	4,229	28,499

Change in cash	-	-
Cash - beginning of period	-	-
Cash - end of period	$-	$-

Non-cash investing and financing activities:
Accrued compensation settled with convertibles note payable	$75,000	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Ecomat, Inc.
Background and Significant Accounting Policies
December 31, 2018

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

In the opinion of Management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the six-month periods ended December 31, 2018 and 2017. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

Note 3. Convertible Note

On July 8, 2017, we issued a convertible promissory note to Securitis Complaince and subsequently assigned this note to WWYD, Inc., bearing interest at 1% per annum until paid or converted. The conversion price of the note is $0.008 per share. The closing price of the Company's common stock on July 7, 2017 was $0.007 per share. Interest will be payable upon the maturity date at July 7, 2018. On July 6, 2018, the Company and WWYD, Inc. agreed to extend the maturity date of the note to July 7, 2019. On October 1, 2018, the Company agreed to adjust the interest rate, effective July 1, 2018, on this convertible notes from 1% to 8%. During the periods ended December 31, 2018 and 2017, the Company recorded $997 and $95, respectively, in interest. As of June 30, 2018, all services had been provided and no additional services are due under this note. As of December 31, 2018, the accrued interest of this convertible note was $2,304.

On September 1, 2017, we entered into a Loan Agreement with Ivo Heiden, our sole officer and director, under which we receive funding for general operating expenses from time-to-time as needed by the Company. The Loan Agreement bears interest of 8% per annum and shall be due and payable on a date 366 days from the date of the loan. As of December 31, 2018, the outstanding balance on this loan was $16,731 with accrued interest of $4,250. During the three month-period ended December 31, 2018 and 2017, we expensed interest of $334 and $184, respectively, related to this Loan Agreement.

On October 12, 2018, we issued a $75,000 convertible promissory note to Ivo Heiden evidencing previously accrued compensation. The convertible not bears interest at 8% per annum until paid or converted. The conversion price of the note is $0.034 per share, the closing price of the Company's common stock on the date of issuance. Interest will be payable upon the maturity date at October 12, 2020. During the period ended December 31, 2018, the Company recorded $1,315 in interest.

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

As of December 31, 2018 and June 30, 2018, our CEO has made advances of $16,731 and $12,502, respectively.

As of December 31, 2018 and June 30, 2018, accrued interest due to our CEO was $5,565 and $3,617, respectively.

As of December 31, 2018 and June 30, 2018, accrued compensation due to our CEO was $15,000 and $60,000, respectively.

On October 12, 2018, the Company issued a convertible note of $75,000 to our CEO evidencing previously accrued compensation.

As of December 31, 2018 and June 30, 2018, the Company owed a $50,000 convertible note and accrued interest of $2,303 and $309, respectively, to WWYD, Inc., a related party.

Note 6. Subsequent Events

The Company had no subsequent events after December 31, 2018 to the date the financial statements were issued.

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

Results of Operations during the three months ended December 31, 2018 as compared to the three months ended December 31, 2017

We have not generated any revenues during the three months ended December 31, 2018 and 2017. We had total operating expenses of $17,730 related to general and administrative expenses during the three months ended December 31, 2018 compared to $29,550 during the same period in the prior year. The significant decrease was due to decreased professional fees. We incurred interest expense of $2,646 during three months ended December 31, 2018 compared to interest expense of $153 during the three months ended December 31, 2017. During the three months ended December 31, 2018 and 2017, we had a net loss of $20,376 and $29,703 respectively.

Results of Operations during the six months ended December 31, 2018 as compared to the six months ended December 31, 2017

We have not generated any revenues during the six months ended December 31, 2018 and 2017. We had total operating expenses of $35,230 related to general and administrative expenses during the six months ended December 31, 2018 compared to $59,449 during the same period in the prior year. The significant decrease was due to decreased professional fees. We incurred interest expense of $3,942 during six months ended December 31, 2018 compared to interest expense of $423 during the six months ended December 31, 2017. During the six months ended December 31, 2018 and 2017, we had a net loss of $39,172 and $59,872, respectively.

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

On December 31, 2018 and June 30, 2018, we have had no assets. As of December 31, 2018, we had $165,600 in liabilities consisting of $1,000 in accounts payable, $16,731 in advance from a related party, accrued compensation of $15,000, accrued interest due to a related party of $5,565, accrued interest of $2,304 to an unrelated party, a $50,000 convertible note and a $75,000 convertible note. As of June 30, 2018, we had $126,428 in current liabilities consisting of $12,502 in advance from a related party, accrued compensation of $60,000, accrued interest due to a related party of $3,926 and a $50,000 convertible note.

During the six months ended December 31, 2018, we had negative cash flow from operating activities of $4,229 due to a net loss of $39,172 offset by an increase in accounts payable of $1,000, an increase in accrued compensation settle with a convertible note and an increase in accrued liabilities of $34,943. We financed our negative cash flow from operations through $4,229 in advances from our CEO. During the six months ended December 31, 2017, we had negative cash flow from operating activities of $28,499 due to a net loss of $59,872 offset by an increase in accounts payable and accrued interest of $31,373. We financed our negative cash flow from operations through $3,499 in advances provided to us by our CEO and borrowings under a convertible note.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of December 31, 2018, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective because of the identification of material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the period ended December 31, 2018. The Company has no formal control process related to the identification and approval of related party transactions. Management has identified corrective actions for the weaknesses and intends to implement accounting procedures to address before mentioned material weaknesses during the fiscal year 2019.

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
Date: January 29, 2019

By: /s/ Ivo Heiden
Ivo Heiden
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: January 29, 2019