Form 10-Q
period 2019-03-31
ECOMAT INC
filed 2019-05-02
CIK 1008653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

On May 2, 2019, the Registrant had 16,836,750 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Ecomat, Inc.
Balance Sheets
Balance Sheets as of March 31, 2019 (Unaudited) and June 30, 2018

	March 31, 2019 (Unaudited)	June 30, 2018
ASSETS
Current assets:
Cash	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable -trade	$1,050	$-
Advances from - related party	17,731	15,502
Accrued compensation - related party	30,000	60,000
Accrued interest related party	10,653	3,926
Convertible note	125,000	50,000
Total current liabilities	184,434	126,428

Stockholders' deficit:
Preferred stock, $0.0001 par value; 1,000,000 authorized;	-	-
Common stock, $0.0001 par value; 74,000,000 shares authorized;
16,836,750 issued and outstanding at March 31, 2019 and June 30, 2018	1,684	1,684
Additional paid in capital	3,791	3,791
Accumulated deficit	(189,909)	(131,903)
Total stockholders' deficit	(184,434)	(126,428)
Total liabilities and stockholders' deficit	$-	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Ecomat, Inc.
Statements of Operations
For the Three and Nine Months ended March 31, 2019 and 2018

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-	$-
Costs and expenses:
General and administrative	16,050	28,450	51,280	87,899
Total operating expenses	16,050	28,450	51,280	87,899

Other income and expenses
Interest expense	2,784	316	6,726	739

Net loss	$(18,834)	$(28,766)	$(58,006)	$(88,638)

Per shares amounts:
Basic and diluted net loss	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding (basic and diluted)	16,836,750	16,836,750	16,836,750	16,836,750

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Ecomat, Inc.
Statements of Cash Flows
For the Nine Months ended March 31, 2019 and 2018

	Nine Months	Nine Months
	Ended	Ended
	March 31, 2019	March 31, 2018
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(58,006)	$(88,638)
Adjustments required to reconcile net loss
to cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	1,050	-
Increase (decrease) in accounts payable and accrued liabilities	51,727	46,688
Cash flows used by operating activities	(5,229)	(41,950)

Cash flows from financing activities:
Advances from related party	5,229	4,450
Convertible note borrowings	-	37,500
Cash generated by financing activities	5,229	41,950

Change in cash	-	-
Cash - beginning of period	-	-
Cash - end of period	$-	$-

Non-cash investing and financing activities:
Accrued compensation settled with convertible notes payable	$75,000	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Ecomat, Inc.
Background and Significant Accounting Policies
March 31, 2019

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

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.
In the opinion of Management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended March 31, 2019 and 2018. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

Note 3. Convertible Note

On July 8, 2017, we issued a convertible promissory note to Securities Compliance and subsequently assigned this note to WWYD, Inc., bearing interest at 1% per annum until paid or converted. The conversion price of the note is $0.008 per share. The closing price of the Company's common stock on July 7, 2017 was $0.007 per share. Interest will be payable upon the maturity date at July 7, 2018. On October 1, 2018, the Company agreed to adjust the interest rate, effective July 1, 2018, on this convertible notes from 1% to 8%. During the period ended March 31, 2019 and 2018, the Company recorded $975 and $91, respectively, in interest. As of June 30, 2018, all services had been provided and no additional services are due under this note. As of March 31, 2019, the accrued interest of this convertible note was $3,279.

On September 1, 2017, we entered into a Loan Agreement with Ivo Heiden, our sole officer and director, under which we receive funding for general operating expenses from time-to-time as needed by the Company. The Loan Agreement bears interest of 8% per annum and shall be due and payable on a date 366 days from the date of the loan. On September 1, 2018, the Loan Agreement was extended to September 1, 2019. As of March 31, 2019, the outstanding balance on this loan was $17,731 with accrued interest of $4,596. During the three month-period ended March 31, 2019 and 2018, we expensed interest of $346 and $224, respectively, related to this Loan Agreement.

On October 12, 2018, we issued a $75,000 convertible promissory note to Ivo Heiden evidencing previously accrued compensation. The convertible notes bears interest at 8% per annum until paid or converted. The conversion price of the note is $0.034 per share, the closing price of the Company's common stock on the date of issuance. Interest will be payable upon the maturity date at October 12, 2020. During the period ended March 31, 2019, the Company expensed $1,463 in interest. As of March 31, 2019, the Company has recorded $2,778 in accrued interest with respect to this convertible note.
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

As of March 31, 2019 and June 30, 2018, our CEO has made advances of $17,731 and $12,502, respectively.

As of March 31, 2019 and June 30, 2018, accrued interest due to our CEO was $7,374 and $3,617, respectively.

As of March 31, 2019 and June 30, 2018, accrued compensation due to our CEO was $30,000 and $60,000, respectively.

On October 12, 2018, the Company issued a convertible note of $75,000 to our CEO evidencing previously accrued compensation.

As of March 31, 2019 and June 30, 2018, the Company owed a $50,000 convertible note and accrued interest of $3,279 and $309, respectively, to WWYD, Inc., a related party.

During the three and nine months ended March 31, 2019 and 2018, the Company did not issue any shares of common stock.

Note 6. Subsequent Events

The Company had no subsequent events after March 31, 2019 to the date the financial statements were issued.

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

Results of Operations during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018

We have not generated any revenues during the three months ended March 31, 2019 and 2018. We had total operating expenses of $16,050 related to general and administrative expenses during the three months ended March 31, 2019 compared to $28,450 during the same period in the prior year . The significant decrease is due to reduced compensation expenses. We incurred interest expense of $2,784 during three months ended March 31, 2019 compared to interest expense of $316 during the three months ended March 31, 2018 . During the three months ended March 31, 2019 and 2018 , we had a net loss of $18,834 and $28,766, respectively.

Results of Operations during the nine months ended March 31, 2019 as compared to the nine months ended March 31, 2018

We have not generated any revenues during the nine months ended March 31, 2019 and 2018. We had total operating expenses of $51,280 related to general and administrative expenses during the nine months ended March 31, 2019 compared to $87,899 during the same period in the prior year. The significant decrease is due to reduced compensation expenses. We incurred interest expense of $6,726 during nine months ended March 31, 2019 compared to interest expense of $739 during the nine months ended March 31, 2018 . During the nine months ended March 31, 2019 and 2018 , we had a net loss of $58,006 and $88,638, respectively.

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

On March 31, 2019 and June 30, 2018, we have had no assets. As of March 31, 2019, we had $184,434 in liabilities consisting of $1,050 in accounts payable, $17,731 in advance from a related party, accrued compensation of $30,000, accrued interest due to a related party of $10,653, a $50,000 convertible note and a $75,000 convertible note. As of June 30, 2018, we had $126,428 in current liabilities consisting of $12,502 in advance from a related party, accrued compensation of $60,000, accrued interest due to a related party of $3,926 and a $50,000 convertible note.

During the nine months ended March 31, 2019, we had negative cash flow from operating activities of $5,229 due to a net loss of $58,006 offset by an increase in accounts payable of $1,050 and an increase in accounts payable and accrued liabilities of $51,727. We financed our negative cash flow from operations through $5,229 in advances from our CEO. During the nine months ended March 31, 2019, we had negative cash flow from operating activities of $41,950 due to a net loss of $88,638 offset by an increase in accounts payable and accrued interest of $46,688. We financed our negative cash flow from operations through $4,450 in advances provided to us by our CEO and $37,500 borrowings under a convertible note.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2019, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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
Date: May 2, 2019

By: /s/ Ivo Heiden
Ivo Heiden
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: May 2, 2019