Form 10-Q
period 2019-09-30
ECOMAT INC
filed 2019-11-05
CIK 1008653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

November 5, 2019, the Registrant had 16,836,750 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Ecomat, Inc.

Balance Sheets

Balance Sheets as of September 30, 2019 and June 30, 2019

	September 30, 2019 (Unaudited)	June 30, 2019
ASSETS
Current assets:
Cash	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable -trade	$1,125	$-
Advances from - related party	23,565	19,831
Accrued compensation - related party	60,000	45,000
Accrued interest related party	16,432	13,469
Convertible note - related party	125,000	125,000
Total current liabilities	226,122	203,300

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 authorized;	-	-
Common stock, $0.0001 par value; 74,000,000 shares authorized;
16,836,750 issued and outstanding at September 30, 2019 and June 30, 2019	1,684	1,684
Additional paid in capital	3,791	3,791
Accumulated deficit	(231,597)	(208,775)
Total stockholders’ deficit	(226,122)	(203,300)
Total liabilities and stockholders’ deficit	$-	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Ecomat, Inc.

Statements of Operations

For the Three Months ended September 30, 2019 and 2018

	Three Months	Three Months
	Ended	Ended
	September 30, 2019	September 30, 2018
	(Unaudited)	(Unaudited)
Revenue	$-	$-
Costs and expenses:
General and administrative	19,859	17,500
Total operating expenses	19,859	17,500

Other income and expenses
Interest expense	2,963	1,296
Net loss	$(22,822)	$(18,796)

Per shares amounts:
Basic and diluted net loss	$(0.00)	$(0.00)

Weighted average shares outstanding (basic and diluted)	16,836,750	16,836,750

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Ecomat, Inc.

Statement of Stockholders’ Deficit

	Common Stock		Additional		Total
	Number of	Stated Or	Paid-In	Accumulated	Shareholders’
	Shares	Par Value	Capital	Deficit	Deficit
Balance at June 30, 2017	16,836,750	$1,684	$1,177	$(12,732)	$(9,871)
Imputed interest	-	-	2,614	-	2,614
Net loss	-	-	-	(119,171)	(119,171)
Balance at June 30, 2018	16,836,750	$1,684	$3,791	$(131,903)	$(126,428)
Net loss	-	-	-	(76,872)	(76,872)
Balance at June 30, 2019	16,836,750	$1,684	$3,791	$(208,775)	$(203,300)
Net loss	-	-	-	(22,822)	(22,822)
Balance at September 30, 2019	16,836,750	1,684	3,791	(231,597)	(226,122)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Ecomat, Inc.

Statements of Cash Flows

For the Three Months ended September 30, 2019 and 2018

	Three Months	Three Months
	Ended	Ended
	September 30, 2019	September 30, 2018
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(22,822)	$(18,796)
Adjustments required to reconcile net loss to cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	19,088	16,296
Cash flows used by operating activities	(3,734)	(2,500)

Cash flows from financing activities:
Advances from related party	3,734	2,500
Cash generated by financing activities	3,734	2,500

Change in cash	-	-
Cash - beginning of period	-	-
Cash - end of period	$-	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Ecomat, Inc.
Background and Significant Accounting Policies
September 30, 2019

Note 1. The Company and Significant Accounting Policies

Ecomat, Inc. (the “Company”) was incorporated on December 14, 1995 pursuant to the laws of the State of Delaware. On February 9, 2007, the Company completed its change in domicile to Nevada. The Company used to operate a wet-cleaning process which was one of the first environmentally sound solution to current dry-cleaning methods.

Basis of Presentation:

We adopted “fresh-start” accounting as of June 15, 2006 in accordance with procedures specified by AICPA Statement of Position (“SOP”) No. 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our June 30, 2019 audited financial statements and should be read in conjunction with the notes to financial statements which appear as part of those financial statements.

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

In the opinion of Management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended September 30, 2019 and 2018. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

Recently Issued Accounting Pronouncements

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. The amendments in ASU 2018-10 provide additional clarification and implementation guidance on certain aspects of the previously issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) and have the same effective and transition requirements as ASU 2016-02. Upon the effective date, ASU 2018-10 will supersede the current lease guidance in ASC Topic 840, Leases. Under the new guidance, lessees will be required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis. Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2018-10 is effective for private companies and emerging growth public companies for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. During the three months ended September 30, 2019, the Company assessed the impact this guidance had on its financial statements and concluded that at present ASU No. 2018-10 has no impact on its financial statements.

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

In May, 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which became effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year.

In April, 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which became effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year.

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

Note 3. Convertible Note

On July 8, 2017, we issued a convertible promissory note in the principal amount of $50,000 to Securitis Compliacne and subsequently assigned this note to WWYD, Inc., bearing interest at 1% per annum until paid or converted. The conversion price of the note is $0.008 per share. The closing price of the Company’s common stock on July 7, 2017 was $0.007 per share. Interest will be payable upon the maturity date at July 7, 2018. On October 1, 2018, the Company agreed to adjust the interest rate, effective July 1, 2018, on this convertible note from 1% to 8%. During the periods ended September 30, 2019 and 2018, the Company recorded $997 and $997 in interest, respectively. As of June 30, 2018, all services had been provided and no additional services are due under this note. As of September 30, 2019 and 2018, the accrued interest for this convertible note was $5,262 and $1,306, respectively. As of September 30, 2019 and June 30, 2019, the principal amount of this not is $50,000.

On September 1, 2017, we entered into a Loan Agreement with Ivo Heiden, our sole officer and director, under which we receive funding for general operating expenses from time-to-time as needed by the Company. The Loan Agreement bears interest of 8% per annum and shall be due and payable on a date 366 days from the date of the loan. On June 28, 2019, the Loan Agreement was extended to September 1, 2020. As of September 30, 2019, the outstanding balance on this loan was $23,565 with accrued interest of $5,417. During the three months ended September 30, 2019 and 2018, the Company borrowed $3,734 and $2,500, respectively, under this Loan Agreement. During the three months ended September 30, 2019 and 2018, the Company expensed interest of $470 and $299, respectively related to this note.

On October 12, 2018, we issued a $75,000 convertible promissory note to Ivo Heiden. The convertible note bears interest at 8% per annum until paid or converted. The conversion price of the note is $0.034 per share, the closing price of the Company’s common stock on the date of issuance. Interest will be payable upon the maturity date at October 12, 2020. During the three months ended September 30 2019 and 2018, the Company expensed interest of $1,496 and $0, respectively, related to this note. As of September 30, 2019, the Company has recorded $5,753 in accrued interest with respect to this convertible note.

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

Note 4. Related Party Transactions

Due to Related Parties:

As of September 30, 2019 and June 30, 2019, our CEO has made advances of $23,565 and $19,831, respectively.

As of September 30, 2019 and June 30, 2019, accrued interest due to our CEO was 11,170 and $9,203, respectively.

As of September 30, 2019 and June 30, 2019, accrued compensation due to our CEO was $60,000 and $45,000, respectively.

On October 12, 2018, the Company issued a convertible note of $75,000 to our CEO evidencing previously accrued compensation.

As of September 30, 2019 and June 30, 2019, the Company owed a $50,000 convertible note and accrued interest of $5,262 and $4,266, respectively, to WWYD, Inc., a related party.

During the three months ended September 30, 2019 and 2018, the Company did not issue any shares of common stock.

Note 5. Subsequent Events

The Company had no subsequent events after September 30, 2018 to the date the financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION Back to Table of Contents

Some of the statements contained in this quarterly report of Ecomat, Inc. (hereinafter the “Company”, “We” or the “Registrant”) discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use of words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide forward-looking statements in other materials we release to the public.

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

Results of Operations during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018

We have not generated any revenues during the three months ended September 30, 2019 and 2018. We had total operating expenses of $19,859 related to general and administrative expenses during the three months ended September 30, 2019 compared to $17,500 during the same period in the prior year. We incurred interest expense of $2,963 during three months ended September 30, 2019 compared to interest expense of $1,296 during the three months ended September 30, 2018. During the three months ended September 30, 2019 and 2018, we had a net loss of $22,822 and $18,796, respectively.

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

On September 30, 2019 and June 30, 2019, we have had no current assets. As of September 30, 2019, we had $226,122 in liabilities consisting of accounts payable of $1,125, advance from a related party of $23,565, accrued compensation of $60,000, accrued interest due to related parties of $16,432 and $125,000 in two convertible notes. As of June 30, 2019, we had $203,300 in current liabilities consisting of advance from a related party of $19,831, accrued compensation of $45,000, accrued interest due to related parties of $13,469 and $125,000 in two convertible notes.

During the three months ended September 30, 2019, we had negative cash flow from operating activities of $3,734 due to a net loss of $22,822. We financed our negative cash flow from operations through $3,734 in advances from our CEO. During the three months ended September 30, 2018, we had negative cash flow from operating activities of $2,500 due to a net loss of $18,796. We financed our negative cash flow from operations through $2,500 in advances from our CEO.

The Company currently plans to satisfy its cash requirements for the next 12 months through borrowings from its CEO and believes it can satisfy its cash requirements so long as it is able to obtain financing from him. The Company expects that money borrowed will be used during the next 12 months to satisfy the Company’s operating costs, professional fees and for general corporate purposes. On September 1, 2017, we formalized a verbal funding agreement and entered into a Loan Agreement with Ivo Heiden, our sole officer and director, under which we receive funding of up to $100,000 for general operating expenses from time-to-time as needed by the Company. The loan bears an interest rate of 8% per annum and shall be due and payable on a date three hundred sixty-six (366) days from the date of the Loan Agreement. On June 28, 2019, the Loan Agreement was extended to September 1, 2020. As of September 30, 2019, the Company has received a total of $23,565 under this Loan Agreement.

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

As of September 30, 2019, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective because of the identification of material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the period ended September 30, 2019. The Company has no formal control process related to the identification and approval of related party transactions. Management has identified corrective actions for the weaknesses and intends to implement accounting procedures to address before mentioned material weaknesses during the fiscal year 2020.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

None.

ITEM 1A. RISK FACTORS Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in our Form 10-K for the year 2019 as filed with the SEC, which could materially affect our business, financial condition or future results.

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

ECOMAT INC.

By:	/s/ Ivo Heiden
Ivo Heiden
Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2019

By:	/s/ Ivo Heiden
Ivo Heiden
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Date:	November 5, 2019

