Form 10-Q
period 2019-12-31
ECOMAT INC
filed 2020-01-23
CIK 1008653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

Commission file number: 000-21613

Ecomat, Inc.

(Exact Name Of Registrant As Specified In Its Charter)

Nevada	26-2049376
(State of Incorporation)	(I.R.S. Employer Identification No.)

40 Wall Street, 28th Floor, New York, NY	10005
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s Telephone Number, Including Area Code: (323) 552-9867

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	OTC Pink

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

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]
Emerging growth company	[ ]

On January 23, 2020, the Registrant had 23,811,750 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Ecomat, Inc.

Balance Sheets

Balance Sheets as of December 31, 2019 and June 30, 2019

	December 31, 2019 (Unaudited)	June 30, 2019
ASSETS
Current assets:
Cash	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable -trade	$1,125	$-
Advances from - related party	25,805	19,831
Accrued compensation - related party	75,000	45,000
Accrued interest related party	13,180	13,469
Convertible note - related party	75,000	125,000
Total current liabilities	190,110	203,300

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 authorized;	-	-
Common stock, $0.0001 par value; 74,000,000 shares authorized; 23,811,750 and 16,836,750 issued and outstanding at December 31, 2019 and June 30, 2019	2,381	1,684
Additional paid in capital	58,894	3,791
Accumulated deficit	(251,385)	(208,775)
Total stockholders’ deficit	(190,110)	(203,300)
Total liabilities and stockholders’ deficit	$-	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Ecomat, Inc.

Statements of Operations

For the Three and Six Months ended December 31, 2019 and 2018

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-	$-
Costs and expenses:
General and administrative	17,239	17,730	37,098	35,230
Total operating expenses	17,239	17,730	37,098	35,230

Other income and expenses
Interest expense	2,549	2,646	5,512	3,942
Net loss	$(19,789)	$(20,376)	$(42,610)	$(39,172)

Per shares amounts:
Basic and diluted net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding (basic and diluted)	20,020,989	16,836,750	18,428,870	16,836,750

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Ecomat, Inc.

Statement of Stockholders’ Deficit

For the Six Months ended December 31, 2019 and for the years ended June 30, 2019 and 2018

	Common Stock		Additional		Total
	Number of	Stated Or	Paid-In	Accumulated	Shareholders’
	Shares	Par Value	Capital	Deficit	Deficit
Balance at June 30, 2017	16,836,750	$1,684	$1,177	$(12,732)	$(9,871)
Imputed interest	-	-	2,614	-	2,614
Net loss	-	-	-	(119,171)	(119,171)
Balance at June 30, 2018	16,836,750	$1,684	$3,791	$(131,903)	$(126,428)
Net loss	-	-	-	(76,872)	(76,872)
Balance at June 30, 2019	16,836,750	$1,684	$3,791	$(208,775)	$(203,300)
Shares issued upon debt conversion	6,975,000	697	55,103	-	55,800
Net loss	-	-	-	(42,610)	(42,610)
Balance at December 31, 2019	23,811,750	2,381	58,894	(251,385)	(190,110)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Ecomat, Inc.

Statements of Cash Flows

For the Six Months ended December 31, 2019 and 2018

	Six Months	Six Months
	Ended	Ended
	December 31, 2019	December 31, 2018
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(42,610)	$(39,172)
Adjustments required to reconcile net loss to cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) accounts payable	-	1,000
Increase (decrease) in accounts payable and accrued liabilities	36,636	33,943
Cash flows used by operating activities	(5,974)	(4,229)

Cash flows from financing activities:
Advances from related party	5,974	4,229
Cash generated by financing activities	5,974	4,229

Change in cash	-	-
Cash - beginning of period	-	-
Cash - end of period	$-	$-

Non-cash investing and financing activities:
Accrued compensation settled with convertibles note	$-	$75,000
Common shares issued upon conversion of debt	$55,800	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Ecomat, Inc.

Background and Significant Accounting Policies

December 31, 2019

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

In the opinion of Management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended December 31, 2019 and 2018. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

Recently Issued Accounting Pronouncements

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. The amendments in ASU 2018-10 provide additional clarification and implementation guidance on certain aspects of the previously issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) and have the same effective and transition requirements as ASU 2016-02. Upon the effective date, ASU 2018-10 will supersede the current lease guidance in ASC Topic 840, Leases. Under the new guidance, lessees will be required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis. Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2018-10 is effective for private companies and emerging growth public companies for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. During the three months ended December 31, 2019, the Company assessed the impact this guidance had on its financial statements and concluded that at present ASU No. 2018-10 has no impact on its financial statements.

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

Note 3. Convertible Note

On July 8, 2017, we issued a convertible promissory note for services provided in the principal amount of $50,000 bearing interest at 1% per annum until paid or converted. The conversion price of the note is $0.008 per share. The closing price of the Company’s common stock on July 7, 2017 was $0.008 per share. Interest will be payable upon the maturity date at July 7, 2018. On October 1, 2018, the Company agreed to adjust the interest rate, effective July 1, 2018, on this convertible note from 1% to 8%. During the three-months ended December 31, 2019 and 2018, the Company recorded $538 and $997 in interest, respectively. On November 19, 2019, WWYD, Inc., the note holder, and the Company agreed to convert the principal amount and the accrued interest of $55,800 into 6,975,000 shares of restricted common stock. As of December 31, 2019 and June 30, 2019, the accrued interest for this convertible note was $0 and $4,266, respectively.

On October 12, 2018, we issued a $75,000 convertible promissory note to Ivo Heiden. The convertible note bears interest at 8% per annum until paid or converted. The conversion price of the note is $0.034 per share, the closing price of the Company’s common stock on the date of issuance. Interest will be payable upon the maturity date at October 12, 2020. During the three months ended December 31, 2019 and 2018, the Company expensed interest of $1,496 and $1,315, respectively, related to this note. As of December 31, 2019, the Company has recorded $7,249 in accrued interest with respect to this convertible note.

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

On September 1, 2017, we entered into a Loan Agreement with Ivo Heiden, our sole officer and director, under which we receive funding for general operating expenses from time-to-time as needed by the Company. The Loan Agreement bears interest of 8% per annum and shall be due and payable on a date 366 days from the date of the loan. On June 28, 2019, the Loan Agreement was extended to September 1, 2020. As of December 31, 2019, the outstanding balance on this loan was $25,805 with accrued interest of $5,931. During the three months ended December 31, 2019 and 2018, the Company borrowed $2,240 and $1,729, respectively, under this Loan Agreement. During the three months ended December 31, 2019 and 2018, the Company expensed interest of $515 and $334, respectively related to this note. As of December 31, 2019 and June 30, 2019, our CEO has made advances of $25,805 and $19,831, respectively, under this Loan Agreement.

As of December 31, 2019 and June 30, 2019, accrued interest due to our CEO was $13,180 and $9,203, respectively.

As of December 31, 2019 and June 30, 2019, accrued compensation due to our CEO was $75,000 and $45,000, respectively.

On October 12, 2018, the Company issued a convertible note of $75,000 to our CEO evidencing previously accrued compensation.

On November 19, 2019, the Company and WWYD, Inc., a note holder, agreed to convert the principal amount of $55,000 and the accrued interest of $5,800 into 6,975,000 shares of restricted common stock.

Note 5. Subsequent Events

The Company had no subsequent events after December 31, 2019 to the date the financial statements were issued.

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

Results of Operations during the three months ended December 31, 2019 as compared to the three months ended December 31, 2018

We have not generated any revenues during the three months ended December 31, 2019 and 2018. We had total operating expenses of $17,239 related to general and administrative expenses during the three months ended December 31, 2019 compared to $17,730 during the same period in the prior year. We incurred interest expense of $2,549 during three months ended December 31, 2019 compared to interest expense of $2,646 during the three months ended December 31, 2018. During the three months ended December 31, 2019 and 2018, we had a net loss of $19,789 and $20,376 respectively.

Results of Operations during the six months ended December 31, 2019 as compared to the six months ended December 31, 2018

We have not generated any revenues during the six months ended December 31, 2019 and 2018. We had total operating expenses of $37,098 related to general and administrative expenses during the six months ended December 31, 2019 compared to $35,230 during the same period in the prior year. We incurred interest expense of $5,512 during six months ended December 31, 2019 compared to interest expense of $3,942 during the six months ended December 31, 2018. During the six months ended December 31, 20190 and 2018, we had a net loss of $42,610 and $39,172, respectively.

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

On December 31, 2019 and June 30, 2019, we have had no current assets. As of December 31, 2019, we had $190,110 in liabilities consisting of accounts payable of $1,125, advance from a related party of $25,805, accrued compensation of $75,000, accrued interest due to related parties of $13,180 and a $75,000 convertible note. As of June 30, 2019, we had $203,300 in current liabilities consisting of advance from a related party of $19,831, accrued compensation of $45,000, accrued interest due to related parties of $13,469 and $125,000 in two convertible notes.

During the six months ended December 31, 2019, we had negative cash flow from operating activities of $5,974 due to a net loss of $42,610 offset by an increase of $36,636 in accounts payable and accrued liabilities. We financed our negative cash flow from operations through $5,974 in advances from our CEO. During the six months ended December 31, 2018, we had negative cash flow from operating activities of $4,229 due to a net loss of $39,172 offset by an increase in accounts payable of $1,000 and an increase of $33,943 in accounts payable and accrued liabilities. We financed our negative cash flow from operations through $4,229 in advances from our CEO.

The Company currently plans to satisfy its cash requirements for the next 12 months through borrowings from its CEO and believes it can satisfy its cash requirements so long as it is able to obtain financing from him. The Company expects that money borrowed will be used during the next 12 months to satisfy the Company’s operating costs, professional fees and for general corporate purposes. On September 1, 2017, we formalized a verbal funding agreement and entered into a Loan Agreement with Ivo Heiden, our sole officer and director, under which we receive funding of up to $100,000 for general operating expenses from time-to-time as needed by the Company. The loan bears an interest rate of 8% per annum and shall be due and payable on a date three hundred sixty-six (366) days from the date of the Loan Agreement. On June 28, 2019, the Loan Agreement was extended to September 1, 2020. As of December 31, 2019, the Company has received a total of $25,805 under this Loan Agreement.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of December 31, 2019, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective because of the identification of material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the period ended December 31, 2019. The Company has no formal control process related to the identification and approval of related party transactions. Management has identified corrective actions for the weaknesses and intends to implement accounting procedures to address before mentioned material weaknesses during the fiscal year 2020.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

None.

ITEM 1A. RISK FACTORS Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in our Form 10 as filed with the SEC, which could materially affect our business, financial condition or future results.

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

ECOMAT, INC.

By:	/s/ Ivo Heiden
Ivo Heiden
Chief Executive Officer
(Principal Executive Officer)
Date:	January 23, 2020

By:	/s/ Ivo Heiden
Ivo Heiden
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date:	January 23, 2020

