Form 10-Q
period 2020-03-31
ECOMAT INC
filed 2020-04-23
CIK 1008653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

Commission file number: 000-21613

Ecomat, Inc.

(Exact Name Of Registrant As Specified In Its Charter)

Nevada	13-3865026
(State of Incorporation)	(I.R.S. Employer Identification No.)

2275 Huntington Drive, Suite 851, San Marino, CA	91108
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s Telephone Number, Including Area Code: (323) 552-9867

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

On April 23, 2020, the Registrant had 23,811,750 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Ecomat, Inc.

Balance Sheets

Balance Sheets as of March 31, 2020 and June 30, 2019

	March 31, 2020 (Unaudited)	June 30, 2019
ASSETS
Current assets:
Cash	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable -trade	$1,125	$-
Advances from - related party	27,280	19,831
Accrued compensation - related party	90,000	45,000
Accrued interest related party	15,220	13,469
Convertible note - related party	75,000	125,000
Total current liabilities	208,625	203,300

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 authorized;	-	-
Common stock, $0.0001 par value; 74,000,000 shares authorized; 23,811,750 and 16,836,750 issued and outstanding at March 31, 2020 and June 30, 2019	2,381	1,684
Additional paid in capital	58,894	3,791
Accumulated deficit	(269,900)	(208,775)
Total stockholders’ deficit	(208,625)	(203,300)
Total liabilities and stockholders’ deficit	$-	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Ecomat, Inc.

Statements of Operations

For the Three and Nine Months ended March 31, 2020 and 2019

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-	$-
Costs and expenses:
General and administrative	16,475	16,050	53,573	51,280
Total operating expenses	16,475	16,050	53,573	51,280

Other income and expenses
Interest expense	2,040	2,784	7,552	6,726
Net loss	$(18,515)	$(18,834)	$(61,125)	$(58,006)

Per shares amounts:
Basic and diluted net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding (basic and diluted)	23,811,750	16,836,750	20,210,114	16,836,750

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Ecomat, Inc.

Statement of Stockholders’ Deficit

For the Nine Months ended March 31, 2020 and for the year ended June 30, 2019

	Common Stock		Additional		Total
	Number of	Stated Or	Paid-In	Accumulated	Shareholders’
	Shares	Par Value	Capital	Deficit	Deficit
Balance at June 30, 2018	16,836,750	$1,684	$3,791	$(131,903)	$(126,428)
Net loss	-	-	-	(76,872)	(76,872)
Balance at June 30, 2019	16,836,750	$1,684	$3,791	$(208,775)	$(203,300)
Shares issued upon debt conversion	6,975,000	697	55,103	-	55,800
Net loss	-	-	-	(61,125)	(61,125)
Balance at March 31, 2020	23,811,750	2,381	58,894	(269,900)	(208,625)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Ecomat, Inc.

Statements of Cash Flows

For the Nine Months ended March 31, 2020 and 2019

	Nine Months	Nine Months
	Ended	Ended
	March 31, 2020	March 31, 2019
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(61,125)	$(58,006)
Adjustments required to reconcile net loss to cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	-	1,050
Increase (decrease) in accounts payable and accrued liabilities	53,676	51,727
Cash flows used by operating activities	(7,449)	(5,229)

Cash flows from financing activities:
Advances from related party	7,449	5,229
Cash generated by financing activities	7,499	5,229

Change in cash	-	-
Cash - beginning of period	-	-
Cash - end of period	$-	$-

Non-cash investing and financing activities:
Accrued compensation settled with convertible notes payable	$-	$75,000-
Common stock issued upon conversion of debt	55,800	-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Ecomat, Inc.

Background and Significant Accounting Policies

March 31, 2020

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

In the opinion of Management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended March 31, 2020 and 2019. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

Recently Issued Accounting Pronouncements

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. The amendments in ASU 2018-10 provide additional clarification and implementation guidance on certain aspects of the previously issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) and have the same effective and transition requirements as ASU 2016-02. Upon the effective date, ASU 2018-10 will supersede the current lease guidance in ASC Topic 840, Leases. Under the new guidance, lessees will be required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis. Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2018-10 is effective for private companies and emerging growth public companies for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. During the three months ended March 31, 2020, the Company assessed the impact this guidance had on its financial statements and concluded that at present ASU No. 2018-10 has no impact on its financial statements.

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

Note 3. Convertible Note

On July 8, 2017, we issued a convertible promissory note for services provided in the principal amount of $50,000 bearing interest at 1% per annum until paid or converted. The conversion price of the note is $0.008 per share. The closing price of the Company’s common stock on July 7, 2017 was $0.008 per share. Interest will be payable upon the maturity date at July 7, 2018. On October 1, 2018, the Company agreed to adjust the interest rate, effective July 1, 2018, on this convertible note from 1% to 8%. On November 19, 2019, WWYD, Inc., the note holder, and the Company agreed to convert the principal amount and the accrued interest of $55,800 into 6,975,000 shares of restricted common stock. During the three-months ended March 31, 2020 and 2019, the Company recorded $0 and $975 in interest, respectively. As of March 31, 2020 and June 30, 2019, the accrued interest for this convertible note was $0 and $4,266, respectively.

On October 12, 2018, we issued a $75,000 convertible promissory note to Ivo Heiden. The convertible note bears interest at 8% per annum until paid or converted. The conversion price of the note is $0.034 per share, the closing price of the Company’s common stock on the date of issuance. Interest will be payable upon the maturity date at October 12, 2020. During the three months ended March 31, 2020 and 2019, the Company expensed interest of $1,496 each period related to this note. As of March 31, 2020, the Company has recorded $8,745 in accrued interest with respect to this convertible note.

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

On September 1, 2017, we entered into a Loan Agreement with Ivo Heiden, our sole officer and director, under which we receive funding for general operating expenses from time-to-time as needed by the Company. The Loan Agreement bears interest of 8% per annum and shall be due and payable on a date 366 days from the date of the loan. On June 28, 2019, the Loan Agreement was extended to September 1, 2020. As of March 31, 2020, the outstanding balance on this loan was $27,280 with accrued interest of $6,475. During the three months ended March 31, 2020 and 2019, the Company borrowed $1,475 and $2,240, respectively, under this Loan Agreement. During the three months ended March 31, 2020 and 2019, the Company expensed interest of $544 and $515, respectively related to this note. During the nine months ended March 31, 2020 and 2019, the Company borrowed $7,449 and $5,229, respectively, under this Loan Agreement. During the nine months ended March 31, 2020 and 2019, the Company expensed interest of $1,528 and $979, respectively related to this note.

As of March 31, 2020 and June 30, 2019, our CEO has made total advances of $27,280 and $19,831, respectively, under this Loan Agreement.

During the As of March 31, 2020 and June 30, 2019, accrued interest due to our CEO was $15,220 and $9,204, respectively. As of March 31, 2020 and June 30, 2019, accrued compensation due to our CEO was $90,000 and $45,000, respectively.

During the three and nine month period ended March 31, 2019, we incurred total interest expenses of $2,040 and $7,552, respectively, related to accrued compensation and advances due to our CEO.

On October 12, 2018, the Company issued a convertible note of $75,000 to our CEO evidencing previously accrued compensation.

On November 19, 2019, the Company and WWYD, Inc., a note holder, agreed to convert the principal amount of $55,000 and the accrued interest of $5,800 into 6,975,000 shares of restricted common stock.

Note 5. Subsequent Events

The Company had no subsequent events after March 31, 2020 to the date the financial statements were issued.

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

Results of Operations during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019

We have not generated any revenues during the three months ended March 31, 2020 and 2019. We had total operating expenses of $16,475 related to general and administrative expenses during the three months ended March 31, 2020 compared to $16,050 during the same period in the prior year. We incurred interest expense of $2,040 during three months ended March 31, 2020 compared to interest expense of $2,784 during the three months ended March 31, 2019. During the three months ended March 31, 2020 and 2019, we had a net loss of $18,515 and $18,834, respectively.

Results of Operations during the nine months ended March 31, 2020 as compared to the nine months ended March 31, 2019

We have not generated any revenues during the nine months ended March 31, 2020 and 2019. We had total operating expenses of $53,573 related to general and administrative expenses during the nine months ended March 31, 2020 compared to $51,280 during the same period in the prior year. We incurred interest expense of $7,552 during nine months ended March 31, 2020 compared to interest expense of $6,726 during the nine months ended March 31, 2019. During the nine months ended March 31, 2020 and 2019, we had a net loss of $61,125 and $58,006, respectively.

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

On March 31, 2020 and June 30, 2019, we have had no current assets. As of March 31, 2020, we had $208,625 in liabilities consisting of accounts payable of $1,125, advance from a related party of $27,280, accrued compensation of $90,000, accrued interest due to related parties of $15,220 and a $75,000 convertible note. As of June 30, 2019, we had $203,300 in current liabilities consisting of advance from a related party of $19,831, accrued compensation of $45,000, accrued interest due to related parties of $13,469 and $125,000 in two convertible notes.

During the nine months ended March 31, 2020, we had negative cash flow from operating activities of $7,449 due to a net loss of $61,125 offset by an increase of $53,676 in accounts payable and accrued liabilities. We financed our negative cash flow from operations through $7,449 in advances from our CEO. During the nine months ended March 31, 2019, we had negative cash flow from operating activities of $5,229 due to a net loss of $58,006 offset by an increase in accounts payable of $1,050 and an increase in accounts payable and accrued liabilities of $51,727. We financed our negative cash flow from operations through $5,229 in advances from our CEO.

The Company currently plans to satisfy its cash requirements for the next 12 months through borrowings from its CEO and believes it can satisfy its cash requirements so long as it is able to obtain financing from him. The Company expects that money borrowed will be used during the next 12 months to satisfy the Company’s operating costs, professional fees and for general corporate purposes. On September 1, 2017, we formalized a verbal funding agreement and entered into a Loan Agreement with Ivo Heiden, our sole officer and director, under which we receive funding of up to $100,000 for general operating expenses from time-to-time as needed by the Company. The loan bears an interest rate of 8% per annum and shall be due and payable on a date three hundred sixty-six (366) days from the date of the Loan Agreement. On June 28, 2019, the Loan Agreement was extended to September 1, 2020. As of March 31, 2020, the Company has received a total of $27,280 under this Loan Agreement.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2020, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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
Date: April 23, 2020

By:	/s/ Ivo Heiden
Ivo Heiden
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: April 23, 2020

