Form 10-K
period 2020-06-30
ECOMAT INC
filed 2020-09-17
CIK 1008653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

On December 31, 2019, the aggregate market value of the 3,606,750 common stock held by non-affiliates of the registrant was approximately $252,472 based on the last price of the Registrants common stock of $0.07 on December 31, 2019. On September 17, 2020, the Registrant had 23,811,750 shares of common stock outstanding.

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

Business Objectives of the Company

The Company has no business operations. Management has determined to direct its efforts and limited resources to pursue potential new business opportunities. The Registrant does not intend to limit itself to a particular industry and has not established any particular criteria upon which it shall consider a business opportunity.

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

The time and costs required to pursue new business opportunities, which includes negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws, cannot be ascertained with any degree of certainty.

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

Selection of a target business and structuring of a business combination

Management owns 55.56% of the issued and outstanding shares of common stock and will have broad flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our Management will consider, among other factors, the following:

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

Our auditors have expressed substantial doubt about our ability to continue as a going concern

Our audited financial statements for the years ended June 30, 2020 and 2019, were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. There is not enough cash on hand to fund our administrative expenses and operating expenses for the next twelve months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company’s shares of common stock.

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

As of June 30, 2020, we had no cash and cash equivalents and an accumulated deficit of $276,236. Our audited financial statements for the years ended June 30, 2020 and 2020, were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

The Company’s officer and director is not required to commit his full time to the Company’s affairs, which may result in a conflict of interest in allocating his time between the Company’s business and other businesses. The Company does not intend to have any full-time employees prior to the consummation of a business combination. Management of the Company is engaged in other business endeavors and is not obligated to contribute any specific number of his hours per week to the Company’s affairs. Mr. Heiden owes fiduciary duty to Baltic Capital Corp. of which he is the sole officer and director.

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

Based on our CEO’s resource commitment to fund our operations, we believe that we will be able to continue as a going concern until such time as we conclude a business combination. During the next 12 months we anticipate incurring costs related to:

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

The Company’s sole officer and director has a 55.56% equity interest in the Company and thus is in a position to influence certain actions requiring stockholder vote.

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

Restrictions on the Reliance of Rule 144 by Shell Companies or Former Shell Companies

Historically, the SEC staff has taken the position that Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, blank check companies, like us. The SEC has codified and expanded this position in the amendments discussed above by prohibiting the use of Rule 144 for resale of securities issued by any shell companies (other than business combination related shell companies) or any issuer that has been at any time previously a shell company. The SEC has provided an important exception to this prohibition, however, if the following conditions are met:

●	The issuer of the securities that was formerly a shell company has ceased to be a shell company;
●	The issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;
●	The issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and
●	At least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

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

Application of Rule 145 to Shell Companies

Public resale of securities acquired by affiliates of acquirers and target companies in business combination transactions involving shell companies will continue to be subject to restrictions imposed by Rule 145. If the business combination transaction is not registered under the Securities Act, then the affiliates must look to Rule 144 to resell their securities (with the additional Rule 144 conditions applicable to shell company securities). If the business combination transaction is registered under the Securities Act, then affiliates of the acquirer and target company may resell the securities acquired in the transaction, subject to the following conditions:

●	The issuer must meet all of the conditions applicable to shell companies under Rule 144;
●	After 90 days from the date of the acquisition, the affiliates may resell their securities subject to Rule 144’s volume limitations, adequate current public information requirement, and manner-of-sale requirements;
●	After six months from the date of the acquisition, selling security-holders who are not affiliates of the acquirer may resell their securities subject only to the adequate current public information requirement of Rule 144; and
●	After one year from the date of the acquisition, selling security-holders who are not affiliates or the acquirer may resell their securities without restriction.

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

Possible Issuance of Additional Securities.

Our Articles of Incorporation authorize the issuance of 74,000,000 shares of common stock, par value $0.0001. As of June 30, 2020, we had 23,811,750 shares issued and outstanding. We may be expected to issue additional shares in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of the Registrant may be expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences.

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

ITEM 2. DESCRIPTION OF PROPERTIES Back to Table of Contents

The Registrant’s corporate office is located at 40 Wall Street, 28th Floor, New York, NY 10005, which space is provided to us on a rent-free basis. The Registrant believes that the office facilities are sufficient for the foreseeable future and this arrangement will remain until we find a new business opportunity.

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

	Price Range
Period	High	Low
Year Ended June 2019:
First Quarter	$0.11	$0.03
Second Quarter	$0.09	$0.03
Third Quarter	$0.07	$0.05
Fourth Quarter	$0.10	$0.06
Year Ended June 30, 2020:
First Quarter	$0.07	$0.05
Second Quarter	$0.14	$0.06
Third Quarter	$0.07	$0.04
Fourth Quarter	$0.06	$0.04

As of June 30, 2020, our shares of common stock were held by approximately 47 stockholders of record. The transfer agent of our common stock is Standard Registrar and Transfer Company, Inc. Phone (801) 571-8844.

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

Securities Authorized for Issuance Under Equity Compensation Plans

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal year ended June 30, 2020 and 2019.

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

Results of Operations during the year ended June 30, 2020 as compared to the year ended June 30, 2019

We have not generated any revenues during the years 2020 and 2019. We had total operating expenses of $56,673 related to general and administrative expenses during the year ended June 30, 2020 compared to total operating expenses of $67,330 during the year ended June 30, 2019. We incurred interest expense of $10,788 during the year ended June 30, 2020 compared to interest expense of $9,542 during the year ended June 30, 2019. During the year ended June 30, 2020 and 2019, we had a net loss of $67,461 and $76,872, respectively, mainly due to our general and administrative expenses.

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

On June 30, 2020 and 2019, we have had no current assets. As of June 30, 2020, we had $214,961 in liabilities consisting of accounts payable of $3,350, advance from a related party of $28,155, accrued interest due to related parties of $18,456 and a $165,000 in convertible notes. As of June 30, 2019, we had $203,300 in current liabilities consisting of advance from a related party of $19,831, accrued compensation of $45,000, accrued interest due to related parties of $13,469 and $125,000 in two convertible notes.

We had a negative cash flow from operations of $8,324 during the year ended June 30, 2020, mainly due to a net loss of $67,461 offset by an increase in accounts payable and accrued liabilities of $59,137. We financed our negative cash flow from operations during the year ended June 30, 2020 through advances made by our CEO of $8,324.

We had a negative cash flow from operations of $7,329 during the year ended June 30, 2019 mainly due to a net loss of $76,872 offset by an increase in accounts payable and accrued liabilities of $69,543. We financed our negative cash flow from operations during the year ended June 30, 2019 through advances made by our CEO of $7,329.

The Company currently plans to satisfy its cash requirements for the next 12 months through borrowings from its CEO and believes it can satisfy its cash requirements so long as it is able to obtain financing from him. The Company expects that money borrowed will be used during the next 12 months to satisfy the Company’s operating costs, professional fees and for general corporate purposes. On September 1, 2017, we formalized a verbal funding agreement and entered into a Loan Agreement with Ivo Heiden, our sole officer and director, under which we receive funding of up to $100,000 for general operating expenses from time-to-time as needed by the Company. The loan bears an interest rate of 8% per annum and shall be due and payable on a date three hundred sixty-six (366) days from the date of the Loan Agreement. On May 1, 2020, the Loan Agreement was extended to September 1, 2021. As of June 30, 2020, the Company has received a total of $28,155 under this Loan Agreement.

The Company intends to repay these advances at a time when it has the cash resources to do so.

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have unqualified audit opinion for the years ended June 30, 2020 and 2019 with an explanatory paragraph on going concern.

Off-Balance Sheet Arrangements

As of June 30, 2020 and 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of June 30, 2020 and 2019, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended June 30, 2020 and 2019, and are included elsewhere in this registration statement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Back to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Ecomat Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ecomat Inc. (the Company) as of June 30, 2020 and 2019 and the related statements of operations, stockholders’ deficit, and cash flows for the two-year period ended June 30, 2020 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019 and the results of its operations and its cash flows for the periods ended June 30, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, TX
September 17, 2020

Ecomat Inc.

Balance Sheets

Balance Sheets as of June 30 2020 and 2019

	June 30, 2020	June 30, 2019
ASSETS
Current assets:
Cash	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable -trade	$3,350	$-
Advances from - related party	28,155	19,831
Accrued compensation - related party	-	45,000
Accrued interest related party	18,456	13,469
Convertible notes - related party	165,000	125,000
Total current liabilities	214,961	203,300

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding at June 30, 2020 and June 30, 2019.	-	-
Common stock, $0.0001 par value; 74,000,000 shares authorized; 23,811,750 and 16,836,750 issued and outstanding at June 30, 2020 and 2019, respectively	2,381	1,684
Additional paid in capital	58,894	3,791
Accumulated deficit	(276,236)	(208,775)
Total stockholders’ deficit	(214,961)	(203,300)
Total liabilities and stockholders’ deficit	$-	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Ecomat Inc.

Statements of Operations

	Fiscal Year	Fiscal Year
	Ended	Ended
	June 30, 2020	June 30, 2019
Revenue	$-	$-
Costs and expenses:
General and administrative	56,673	67,330
Total operating expenses	56,673	67,330

Other income and expenses
Interest expense	10,788	9,542
Net loss	$(67,461)	$(76,872)

Per shares amounts:
Basic and diluted net loss	$(0.00)	$(0.00)

Weighted average shares outstanding (basic and diluted)	21,105,602	16,836,750

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Ecomat Inc.

Statement of Stockholders’ Deficit for the years ended June 30, 2020 and 2019

	Common Stock		Additional		Total
	Number of	Stated Or	Paid-In	Accumulated	Shareholders’
	Shares	Par Value	Capital	Deficit	Deficit
Balance at June 30, 2018	16,836,750	$1,684	$3,791	$(131,903)	$(126,428)
Net loss	-	-	-	(76,872)	(76,872)
Balance at June 30, 2019	16,836,750	$1,684	$3,791	$(208,775)	$(203,300)
Shares issued upon debt conversion	6,975,000	697	55,103	-	55,800
Net loss	-	-	-	(67,461)	(67,461)
Balance at June 30, 2020	23,811,750	2,381	58,894	(276,236)	(214,961)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Ecomat Inc.

Statements of Cash Flows

	Fiscal Year	Fiscal Year
	Ended	Ended
	June 30, 2020	June 30, 2019
Cash flows from operating activities:
Net loss	$(67,461)	$(76,872)
Adjustments required to reconcile net loss to cash used in operating activities:
Imputed interest	-	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	59,137	69,543
Cash flows used by operating activities	(8,324)	(7,329)

Cash flows from financing activities:
Advances from related party	8,324	7,329
Convertible note borrowings	-	-
Cash generated by financing activities	8,324	7,329

Change in cash	-	-
Cash - beginning of period	-	-
Cash - end of period	$-	$-

Non-cash investing and financing activities:
Accrued compensation settled with convertible notes payable	$90,000	$75,000
Common stock issued upon conversion of debt	$55,800	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Ecomat Inc.

Background and Significant Accounting Policies

June 30, 2020

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

Cash and Cash Equivalents:

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents at June 30, 2020 or 2019.

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

Fair Value of Financial Instruments:

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2020 and 2019, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

Our federal and state income tax returns are open for fiscal years ending on or after June 30, 2007. We are not under examination by any jurisdiction for any tax year. At June 30, 2020, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

Recent Accounting Pronouncements

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. The amendments in ASU 2018-10 provide additional clarification and implementation guidance on certain aspects of the previously issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) and have the same effective and transition requirements as ASU 2016-02. Upon the effective date, ASU 2018-10 will supersede the current lease guidance in ASC Topic 840, Leases. Under the new guidance, lessees will be required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis. Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2018-10 is effective for private companies and emerging growth public companies for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. During the year ended June 30, 2020, the Company assessed the impact this guidance had on its financial statements and concluded that at present ASU No. 2018-10 has no impact on its financial statements.

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

Note 3. Income Taxes

We have adopted ASC 740 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management’s estimate of the probability of the realization of these tax benefits.

We have a current operating loss carry-forward of $276,236. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

	June 30, 2020	June 30, 2019
Individual components giving rise to the deferred tax assets are as follows:
Future tax benefit arising from net operating loss carryovers	$58,010	$48,843
Less valuation allowance	(58,010)	(48,843)
Total deferred tax asset	$-	$-

The Company is not under examination by any jurisdiction for any tax year. Our federal and state income tax returns are open for fiscal years ending on or after June 30, 2007.

Note 4. Stockholders’ Equity

Common Stock

The certificate of incorporation authorizes the issuance of 74,000,000 shares of common stock, par value $0.0001. All issued shares of common stock are entitled to one vote per share of common stock. As of June 30, 2020, the Company has 23,811,750 shares of common stock issued and outstanding.

During the year ended June 30, 2020, the Company and a note holder, agreed to convert the principal amount of $55,000 and the accrued interest of $5,800 into 6,975,000 shares of restricted common stock. During the year ended June 30, 2019, the Company did not issue any shares of common stock.

Preferred Stock

The certificate of incorporation authorizes the issuance of 1,000,000 shares of preferred stock with a par value of $0.0001 per share. None are issued.

Stock Based Compensation

There were no grants of employee or non-employee stock or options in either fiscal period ended June 30, 2020 and 2019.

Note 5. Convertible Note

On July 8, 2017, we issued a convertible promissory note for services provided in the principal amount of $50,000 bearing interest at 1% per annum until paid or converted. The conversion price of the note is $0.008 per share. The closing price of the Company’s common stock on July 7, 2017 was $0.008 per share. Interest will be payable upon the maturity date at July 7, 2018. On October 1, 2018, the Company agreed to adjust the interest rate, effective July 1, 2018, on this convertible note from 1% to 8%. On November 19, 2019, WWYD, Inc., the note holder, and the Company agreed to convert the principal amount and the accrued interest of $55,800 into 6,975,000 shares of restricted common stock. The Company did not record neither gain not loss in connection with this conversion of debt into equity. During the years ended June 30, 2020 and 2019, the Company recorded $1,535 and $3,956, respectively, in interest. As of June 30, 2020 and June 30, 2019, the accrued interest for this convertible note was $0 and $4,266, respectively.

On September 1, 2017, we entered into a Loan Agreement with Ivo Heiden, our sole officer and director, under which we receive funding for general operating expenses from time-to-time as needed by the Company. The Loan Agreement bears interest of 8% per annum and shall be due and payable on a date 366 days from the date of the loan. On May 1, 2020, the Loan Agreement was extended to September 1, 2021. As of June 30, 2020 and 2019, the outstanding balance on this loan was $28,155 and $19,831 with accrued interest of $7,012 and $4,946. During the year ended June 30, 2020 and 2019, the Company borrowed $8,324 and $7,329, respectively, under this Loan Agreement. During the years ended June 30, 2020 and 2019, we expensed interest of $2,066 and $1,329, respectively, related to this Loan Agreement.

On October 12, 2018, we issued a $75,000 convertible promissory note to Ivo Heiden. The convertible note bears interest at 8% per annum until paid or converted. The conversion price of the note is $0.034 per share, the closing price of the Company’s common stock on the date of issuance. Interest will be payable upon the maturity date at October 12, 2020. During the years ended June 30, 2020 and 2019, the Company expensed interest of $5,984 and $4,257, respectively, related to this note. As of June 30, 2020 and 2019, the Company has recorded $10,241 and $4,257, respectively, in accrued interest with respect to this convertible note.

On May 1, 2020, we issued a $90,000 convertible promissory note to Ivo Heiden. The convertible note bears interest at 8% per annum until paid or converted. The conversion price of the note is $0.04 per share, the closing price of the Company’s common stock on the date of issuance. Interest will be payable upon the maturity date at May 1, 2022. During the year ended June 30, 2020, the Company expensed interest of $1,203 related to this note. As of June 30, 2020, the Company has recorded $1,203 in accrued interest with respect to this convertible note.

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

Note 6. Related Party Transactions

Due to Related Parties:

Amounts due to related parties consist of advances made by our CEO and accrued interest due to our CEO.

As of June 30, 2020 and June 30, 2019, our CEO has made advances of $28,155 and $19,831, respectively.

As of June 30, 2020 and June 30, 2019, accrued interest due to our CEO was $18,456 and $9,203, respectively.

As of June 30, 2019, the Company owed $4,264 in accrued interest to WWYD, Inc., a former related party.

As of June 30, 2020 and June 30, 2019, accrued compensation due to our CEO was $0 and $45,000, respectively.

On October 12, 2018, the Company issued a convertible note of $75,000 to our CEO evidencing previously accrued compensation.

On May 1, 2020, the Company issued a convertible note of $90,000 to our CEO evidencing previously accrued compensation.

On November 19, 2019, the Company and WWYD, Inc., a note holder, agreed to convert the principal amount of $55,000 and the accrued interest of $5,800 into 6,975,000 shares of restricted common stock.

Note 7. Subsequent Events

The Company had no subsequent events after June 30, 2020 to the date the financial statements were issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

N.A.

ITEM 9A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of Disclosure Controls and Procedures

As of June 30, 2020, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the fiscal year 2020 under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of June 30, 2020 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on our assessment and those criteria, we have concluded that our internal control over financial reporting were ineffective because of the identification of material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the year ended June 30, 2020. The Company has no formal control process related to the identification and approval of related party transactions. Management has identified corrective actions for the weaknesses and intends to implement accounting procedures to address before mentioned material weaknesses during the fiscal year 2021.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, AND CORPORATE GOVERNANCE Back to Table of Contents

The following table sets forth the names and ages of the member of our Board of Director and our executive officers and the positions held by each.

Name	Age	Title
Ivo Heiden	53	CEO, CFO and Chairman

Ivo Heiden, 53, has been CEO, CFO and Chairman of the Registrant since June 2006. Mr. Heiden was the CEO, CFO and Chairman of Nexien Biopharma Inc., a public reporting company, from February 2007 to October 2017. Since 2008, Mr. Heiden is the president and chairman of Baltic Capital Corp. a private corporation, focused on distressed public equity research and invstments.

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

ITEM 11. EXECUTIVE COMPENSATION Back to Table of Contents

For the three fiscal years ended June 30, 2020, 2019 and 2018, we did not pay any compensation to our executive officer and bonus exceeding $100,000.

Executive Employment Agreements

To date, we have not entered into any employment agreements with our executive officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Back to Table of Contents

The following table sets forth information regarding the beneficial ownership of our common stock as of June 30, 2020. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
Ivo Heiden (2)	17,685,882	62.57%
2275 Huntington Drive, Suite 851
San Marino, CA 91108

WWYD, Inc.	6,975,000	29.29%
34 35th Street, 6th Floor
Brooklyn, NY 11232

Palatin AG
Beethovenstrasse 43
8022 Zuerich, Switzerland	1,560,000	6.55%

Director and Officer (1 person)	17,685,882	62,57%

(1) Applicable percentage ownership is based on 23,811,750 shares of common stock outstanding as of June 30, 2020. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, preferred stock or other securities convertible into common stock that are currently exercisable or convertible, or exercisable or convertible within 60 days of June 30, 2020, are deemed outstanding for computing the percentage of the person holding the option, warrant, preferred stock, or convertible security but are not deemed outstanding for computing the percentage of any other person.

(2) Includes 4,455,882 shares underlying convertible notes, excluding accrued interest, outstanding as of June 30, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE Back to Table of Contents

During the years ended June 30, 2020 and 2019, Mr. Heiden made cash advances of $8,324 and $7,329, respectively, to the Company for franchise taxes, audit fees and registered agent fees. As of June 30, 2020 and 2019, the Company owed $18,456 and $9,203, respectively, in accrued interest to Mr. Heiden. The interest for these advances is 8%.

As of June 30, 2020 and 2019, accrued compensation due to our CEO was $0 and $45,000, respectively. As of June 30, 2019, the Company owed two convertible notes for a total of $165,000 and accrued interest of $11,444 to our Ivo Heiden, our sole officer and director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

The Registrant’s Board of Directors has appointed M&K CPAS, PLLC as independent public accountant for the fiscal year ended June 30, 2020 and 2019.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by M&K CPAS, PLLC for the audit of the Registrant’s annual financial statements for the years ended June 30, 2020 and 2019, and fees billed for other services rendered by M&K CPAS, PLLC during those periods.

	Year Ended
	June 30, 2020	June 30, 2019
Audit fees	$6,375	$5,650

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
Date: September 17, 2020

By:	/s/ Ivo Heiden
Ivo Heiden
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: September 17, 2020

