Form 10-Q
period 2020-09-30
ECOMAT INC
filed 2020-11-05
CIK 1008653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

Commission file number: 000-21613

Ecomat, Inc.
(Exact Name Of Registrant As Specified In Its Charter)

Nevada	13-3865026
(State of Incorporation)	(I.R.S. Employer Identification No.)

40 Wall Street, 28th Floor, New York, NY	10005
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s Telephone Number, Including Area Code: (323) 552-9867

Securities registered pursuant to Section 12(b) of the Act: None

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

November 5, 2020, the Registrant had 23,811,750 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Ecomat Inc.

Balance Sheets

Balance Sheets as of September 30, 2020 and June 30 2020

	September 30, 2020 (unaudited)	June 30, 2020
ASSETS
Current assets:
Cash	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable -trade	$1,125	$3,350
Advances from - related party	31,904	28,155
Accrued interest related party	22,402	18,456
Convertible notes - related party	165,000	165,000
Total current liabilities	220,431	214,961

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding at September 30, 2020 and June 30, 2020.	-	-
Common stock, $0.0001 par value; 74,000,000 shares authorized; 23,811,750 issued and outstanding at September 30, 2020 and June 30, 2020	2,381	2,381
Additional paid in capital	58,894	58,894
Accumulated deficit	(281,706)	(276,236)
Total stockholders’ deficit	(220,431)	(214,961)
Total liabilities and stockholders’ deficit	$-	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Ecomat, Inc.

Statements of Operations

For the Three Months ended September 30, 2020 and 2019

	Three Months	Three Months
	Ended	Ended
	September 30, 2020	September 30, 2019
	(Unaudited)	(Unaudited)
Revenue	$-	$-
Costs and expenses:
General and administrative	1,524	19,859
Total operating expenses	1,524	19,859

Other income and expenses
Interest expense	3,946	2,963
Net loss	$(5,470)	$(22,822)

Per shares amounts:
Basic and diluted net loss	$(0.00)	$(0.00)

Weighted average shares outstanding (basic and diluted)	23,811,750	16,836,750

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Ecomat, Inc.

Statement of Stockholders’ Deficit

	Common Stock		Additional		Total
	Number of	Stated Or	Paid-In	Accumulated	Shareholders’
	Shares	Par Value	Capital	Deficit	Deficit
Balance at June 30, 2019	16,836,750	$1,684	$3,791	$(208,775)	$(203,300)
Net loss	-	-	-	(22,822)	(22,822)
Balance at September 30, 2019	16,836,750	1,684	3,791	(231,597)	(226,122)

Balance at June 30, 2020	23,811,750	$2,381	$58,894	$(276,236)	$(214,961)
Net loss	-	-	-	(5,470)	(5,470)
Balance at September 30, 2020	23,811,750	2,381	58,894	(281,706)	(220,431)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Ecomat, Inc.

Statements of Cash Flows

For the Three Months ended September 30, 2020 and 2019

	Three Months	Three Months
	Ended	Ended
	September 30, 2020	September 30, 2019
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(5,470)	$(22,822)
Adjustments required to reconcile net loss to cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	1,721	19,088
Cash flows used by operating activities	(3,749)	(3,734)

Cash flows from financing activities:
Advances from related party	3,749	3,734
Cash generated by financing activities	3,749	3,734

Change in cash	-	-
Cash - beginning of period	-	-
Cash - end of period	$-	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Ecomat, Inc.
Background and Significant Accounting Policies
September 30, 2020

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

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our June 30, 2020 audited financial statements and should be read in conjunction with the notes to financial statements which appear as part of those financial statements.

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

In the opinion of Management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended September 30, 2020 and 2019. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

Recently Issued Accounting Pronouncements

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. The amendments in ASU 2018-10 provide additional clarification and implementation guidance on certain aspects of the previously issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) and have the same effective and transition requirements as ASU 2016-02. Upon the effective date, ASU 2018-10 will supersede the current lease guidance in ASC Topic 840, Leases. Under the new guidance, lessees will be required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis. Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2018-10 is effective for private companies and emerging growth public companies for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. During the three-month period ended September 30, 2020, the Company assessed the impact this guidance had on its financial statements and concluded that at present ASU No. 2018-10 has no impact on its financial statements.

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

Note 3. Convertible Note

On July 8, 2017, we issued a convertible promissory note for services provided in the principal amount of $50,000 bearing interest at 1% per annum until paid or converted. The conversion price of the note is $0.008 per share. The closing price of the Company’s common stock on July 7, 2017 was $0.008 per share. Interest will be payable upon the maturity date at July 7, 2018. On October 1, 2018, the Company agreed to adjust the interest rate, effective July 1, 2018, on this convertible note from 1% to 8%. On November 19, 2019, WWYD, Inc., the note holder, and the Company agreed to convert the principal amount and the accrued interest of $55,800 into 6,975,000 shares of restricted common stock. The Company did not record neither gain not loss in connection with this conversion of debt into equity. During the three-month periods ended September 30, 2020 and 2019, the Company recorded $0 and $997, respectively, in interest. As of September 30, 2020 and June 30, 2020, the accrued interest for this convertible note was $0.

On September 1, 2017, we entered into a Loan Agreement with Ivo Heiden, our sole officer and director, under which we receive funding for general operating expenses from time-to-time as needed by the Company. The Loan Agreement bears interest of 8% per annum and shall be due and payable on a date 366 days from the date of the loan. On May 1, 2020, the Loan Agreement was extended to September 1, 2021. As of September 30, 2020 and June 30, 2020, the outstanding balance on this loan was $31,904 and $28,155 with accrued interest of $7,631 and $7,012. During the three-month periods ended September 30, 2020 and 2019, the Company borrowed $3,749 and $3,734, respectively, under this Loan Agreement. During the three-months period ended September 30, 2020 and 2019, we expensed interest of $619 and $470, respectively, related to this Loan Agreement.

On October 12, 2018, we issued a $75,000 convertible promissory note to Ivo Heiden. The convertible note bears interest at 8% per annum until paid or converted. The conversion price of the note is $0.034 per share, the closing price of the Company’s common stock on the date of issuance. Interest will be payable upon the maturity date at October 12, 2020. During the three-month periods ended September 30, 2020 and 2019, the Company expensed interest of $1,512 and $1,496, respectively, related to this note. As of September 30, 2020 and June 30, 2020, the Company has recorded $11,753 and $10,241, respectively, in accrued interest with respect to this convertible note.

On May 1, 2020, we issued a $90,000 convertible promissory note to Ivo Heiden. The convertible note bears interest at 8% per annum until paid or converted. The conversion price of the note is $0.04 per share, the closing price of the Company’s common stock on the date of issuance. Interest will be payable upon the maturity date at May 1, 2022. During the three-month period ended September 30, 2020, the Company expensed interest of $1,815 related to this note. As of September 30, 2020 and June 30, 2020, the Company has recorded $3,018 and $1,203, respectively, in accrued interest with respect to this convertible note.

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

Note 4. Related Party Transactions

Due to Related Parties:

As of September 30, 2020 and June 30, 2020, our CEO has made advances of $31,904 and $28,155, respectively.

As of September 30, 2020 and June 30, 2020, accrued interest due to our CEO was $22,402 and $18,456, respectively.

On May 1, 2020, the Company issued a convertible note of $90,000 to our CEO evidencing previously accrued compensation.

As of September 30, 2019, the Company owed a $50,000 convertible note and accrued interest of $5,262 to WWYD, Inc., a related party.

On November 19, 2019, the Company and WWYD, Inc., a note holder, agreed to convert the principal amount of $55,000 and the accrued interest of $5,800 into 6,975,000 shares of restricted common stock.

During the three months ended September 30, 2020 and 2019, the Company did not issue any shares of common stock.

Note 5. Subsequent Events

The Company had no subsequent events after September 30, 2020 to the date the financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION. Back to Table of Contents

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

Results of Operations during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019

We have not generated any revenues during the three months ended September 30, 2020 and 2019. We had total operating expenses of $1,524 related to general and administrative expenses during the three months ended September 30, 2019 compared to $19,859 during the same period in the prior year. We incurred interest expense of $3,946 during three months ended September 30, 2020 compared to interest expense of $2,963 during the three months ended September 30, 2019. During the three months ended September 30, 2020 and 2019, we had a net loss of $5,470 and $22,822, respectively. The decrease in our net loss was due to discontinued officer compensation.

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

On September 30, 2020 and June 30, 2020, we have had no current assets. As of September 30, 2020, we had $220,431 in liabilities consisting of accounts payable of $1,125, advance from a related party of $31,904, accrued interest due to related parties of $22,402 and $125,000 in two convertible notes. As of June 30, 2020, we had $214,961 in liabilities consisting of accounts payable of $3,350, advance from a related party of $28,155, accrued interest due to related parties of $18,456 and a $165,000 in convertible notes.

During the three months ended September 30, 2020, we had negative cash flow from operating activities of $3,749 due to a net loss of $5,470. We financed our negative cash flow from operations through $3,749 in advances from our CEO. During the three months ended September 30, 2019, we had negative cash flow from operating activities of $3,734 due to a net loss of $22,822. We financed our negative cash flow from operations through $3,734 in advances from our CEO.

The Company currently plans to satisfy its cash requirements for the next 12 months through borrowings from its CEO and believes it can satisfy its cash requirements so long as it is able to obtain financing from him. The Company expects that money borrowed will be used during the next 12 months to satisfy the Company’s operating costs, professional fees and for general corporate purposes. On September 1, 2017, we formalized a verbal funding agreement and entered into a Loan Agreement with Ivo Heiden, our sole officer and director, under which we receive funding of up to $100,000 for general operating expenses from time-to-time as needed by the Company. The loan bears an interest rate of 8% per annum and shall be due and payable on a date three hundred sixty-six (366) days from the date of the Loan Agreement. On June 28, 2019, the Loan Agreement was extended to September 1, 2020. As of September 30, 2020, the Company has received a total of $31,904 under this Loan Agreement.

The Company intends to repay these advances at a time when it has the cash resources to do so.

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have unqualified audit opinion for the years ended June 30, 2020 and 2019 with an explanatory paragraph on going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4. CONTROLS AND PROCEDURES. Back to Table of Contents

Evaluation of disclosure controls and procedures.

As of September 30, 2020, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective because of the identification of material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the period ended September 30, 2020. The Company has no formal control process related to the identification and approval of related party transactions. Management has identified corrective actions for the weaknesses and intends to implement accounting procedures to address before mentioned material weaknesses during the fiscal year 2021.

Changes in internal controls.

During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. Back to Table of Contents

None.

ITEM 1A. RISK FACTORS. Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in our Form 10-K for the year 2019 as filed with the SEC, which could materially affect our business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. Back to Table of Contents

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. Back to Table of Contents

None.

ITEM 4. MINE SAFETY DISCLOSURE. Back to Table of Contents

None.

ITEM 5. OTHER INFORMATION. Back to Table of Contents

None.

ITEM 6. EXHIBITS. Back to Table of Contents

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

ECOMAT INC.

By:	/s/ Ivo Heiden
Ivo Heiden
Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2020

By:	/s/ Ivo Heiden
Ivo Heiden
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Date:	November 5, 2020

