Form 10-Q
period 2020-12-31
ECOMAT INC
filed 2021-01-28
CIK 1008653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-21613

Ecomat, Inc.
(Exact name of registrant as specified in its charter)

Nevada	13-3865026
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 Wall Street, 28th Floor, New York NY	10005
(Address of principal executive offices)	(Zip Code)

(323) 552-9867

(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

As of January 28, 2021, there were 23,811,750 shares of common stock, par value $0.0001 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). The statements herein which are not historical reflect our current expectations and projections about the Company’s future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and our interpretation of what we believe to be significant factors affecting our business, including many assumptions about future events. Such forward-looking statements include statements regarding, among other things:

●	our projected revenues, profitability, and other financial metrics;
●	our future financing plans;
●	our anticipated needs for working capital;
●	our ability to expand our sales and marketing capability;
●	acquisitions of other companies or assets that we might undertake in the future;
●	competition existing today or that will likely arise in the future;
●	the impact of the COVID-19 pandemic; and
●	other factors discussed elsewhere herein.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “will,” “plan,” “could,” “target,” “contemplate,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these or similar words. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including the ability to raise sufficient capital to continue the Company’s operations. These statements may be found under Part I, Item 2— “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Quarterly Report on Form 10-Q generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, matters described in this Quarterly Report on Form 10-Q.

In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q will in fact occur.

Potential investors should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Such statements are presented only as a guide about future possibilities and do not represent assured events, and we anticipate that subsequent events and developments will cause our views to change. You should, therefore, not rely on these forward-looking statements as representing our views as of any date after the date of this Quarterly Report on Form 10-Q.

Potential investors should not make an investment decision based solely on our projections, estimates or expectations.

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ECOMAT, INC.

BALANCE SHEETS (UNAUDITED)

Balance Sheets as of December 31, 2020 and June 30, 2020

	December 31, 2020	June 30, 2020
	(Unaudited)
ASSETS

Current assets:
Cash	$-	$-
Total current assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable - trade	$-	$3,350
Advances from - related party	34,114	28,155
Accrued interest related party	26,373	18,456
Convertible notes - related party	165,000	165,000

Total current liabilities	225,487	214,961

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding at December 31, 2020 and June 30, 2020	-	-
Common stock, $0.0001 par value; 74,000,000 shares authorized; 23,811,750 issued and outstanding at December 31, 2020 and June 30, 2020	2,381	2,381
Additional paid-in capital	58,894	58,894
Accumulated deficit	(286,762)	(276,236)
Total stockholders’ equity	(225,487)	(214,961)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$-	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

ECOMAT, INC.

STATEMENTS OF OPERATIONS (Unaudited)

For the Three and Six Months ended December 31, 2020 and December 31, 2019

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019

Revenues	$-	$-	$-	$-
Cost and expenses:
General and administrative	1,085	17,239	2,609	37,098
Total operating expenses	1,085	17,239	2,609	37,098

Other income and expenses

Other income
Interest expenses	3,971	2,549	7,917	5,512
Net loss	$(5,056)	$(19,788)	$(10,526)	$(42,610)

Per common share - basic and diluted
Basic and diluted net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares
Outstanding, basic and diluted	23,811,75	20,020,98	23,811,75	18,428,87

See Summary of Significant Accounting Policies and Notes to Financial Statements.

ECOMAT, INC.

STATEMENTS OF CASH FLOWS (Unaudited)

For the Six Months ended December 31, 2020 and 2019

	Six Months Ended December 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(10,526)	$(42,610)
Adjustments to reconcile net loss to cash used in operating activities:
Change in operating assets and liabilities:
Increase (decrease) accounts payable	-	-
Increase (decrease) in accounts payable and accrued liabilities	4,567	36,636
Net cash used by operating activities	(5,959)	(5,974)

Cash flows from financing activities:
Advances from related party	5,959	5,974
Net cash provided by financing activities	5,959	5,974

Change in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Non-cash investing and financing activities:
Common shares issued upon conversion of debt	$-	$55,800

See Summary of Significant Accounting Policies and Notes to Financial Statements.

ECOMAT, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common stock		Additional
	Number of Shares	Stated or Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2019	16,836,750	$1,684	$3,791	$(208,775)	$(203,300)
Net loss	-	-	-	(22,822)	(22,822)
Balance at September 30, 2019	16,836,750	1,684	3,791	(231,597)	(226,122)
Shares issued upon debt conversion	6,975,000	697	55,103	-	55,800
Net loss	-	-	-	(19,788)	(19,788)
Balance at December 31, 2019	23,811,750	2,381	58,894	(251,385)	(190,110)
			-
Balance at June 30, 2020	23,811,750	$2,381	$58,894	$(276,236)	$(214,961)
Net loss	-	-	-	(5,470)	(5,470)
Balance at September 30, 2020	23,811,750	2,381	58,894	(281,706)	(220,431)
Net loss	-	-	-	(5,056)	(5,056)
Balance at December 31, 2020	23,811,750	2,381	58,894	(286,762)	(225,487)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

ECOMAT, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED December 31, 2020 AND 2019

Note 1. The Company and Significant Accounting Policies

Ecomat, Inc. (the “Company”) was incorporated on December 14, 1995 pursuant to the laws of the State of Delaware. On February 9, 2007, the Company completed its change in domicile to Nevada. The Company used to operate a wet-cleaning process which was one of the first environmentally sound solution to current dry-cleaning methods.

Basis of Presentation:

The Company adopted “fresh-start” accounting as of June 15, 2006 in accordance with procedures specified by AICPA Statement of Position (“SOP”) No. 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.”

The Financial Statements presented herein have been prepared by the Company in accordance with the accounting policies described in its June 30, 2020 audited financial statements and should be read in conjunction with the notes to financial statements which appear as part of those financial statements.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to intangible assets, income taxes, insurance obligations and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of Management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the six-month periods ended December 31, 2020 and 2019. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

Recently Issued Accounting Pronouncements

In July 2018, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. The amendments in ASU 2018-10 provide additional clarification and implementation guidance on certain aspects of the previously issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) and have the same effective and transition requirements as ASU 2016-02. Upon the effective date, ASU 2018-10 will supersede the current lease guidance in ASC Topic 840, Leases. Under the new guidance, lessees will be required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis. Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2018-10 is effective for private companies and emerging growth public companies for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. During the six-month period ended December 31, 2020, the Company assessed the impact this guidance had on its financial statements and concluded that at present ASU No. 2018-10 has no impact on its financial statements.

In August, 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). Effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company has adopted ASU No. 2016-15 and concluded that at present ASU No. 2016-15 has no impact on its statement of cash flows.

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

In April, 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which became effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company has adopted ASU No. 2016-12 and ASU No. 2016-10, and concluded that at present ASU No. 2016-12 and ASU No. 2016-10 have no impact on its revenue.

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

If a business combination transaction is not consummated, the Company does not believe that it could succeed in raising additional capital, from unrelated parties, needed to sustain its operations without some strategic transaction, such as a business combination or merger. If the Company is unable to consummate such a transaction, it expects that it would need to cease all operations and wind down. Although the Company is currently evaluating its strategic alternatives with respect to all aspects of its business, it cannot assure you that any actions that it takes would raise or generate sufficient capital to fully address the uncertainties of its financial position.

Note 3. Convertible Note

On July 8, 2017, the Company issued a convertible promissory note for services provided in the principal amount of $50,000 bearing interest at 1% per annum until paid or converted. The conversion price of the note is $0.008 per share. The closing price of the Company’s common stock on July 7, 2017 was $0.008 per share. Interest would be payable upon the maturity date at July 7, 2018. On October 1, 2018, the Company agreed to adjust the interest rate, effective July 1, 2018, on this convertible note from 1% to 8%. On November 19, 2019, WWYD, Inc., the note holder, and the Company agreed to convert the principal amount and the accrued interest of $55,800 into 6,975,000 shares of restricted common stock. The Company recorded neither gain nor loss in connection with this conversion of debt into equity. During the three-month periods ended December 31, 2020 and 2019, the Company recorded $0 and $538, respectively, in interest. As of December 31, 2020 and June 30, 2020, the accrued interest for this convertible note was $0.

On October 12, 2018, the Company issued a $75,000 convertible promissory note to Ivo Heiden, the then CEO and the then sole officer and director. The convertible note bears interest at 8% per annum until paid or converted. The conversion price of the note is $0.034 per share, the closing price of the Company’s common stock on the date of issuance. Interest would be payable upon the maturity date at October 12, 2020. On May 1, 2020, the convertible promissory note was extended to April 30, 2022. During the three-month periods ended December 31, 2020 and 2019, the Company expensed interest of $1,496 and $1,496, respectively, related to this note. As of December 31, 2020 and June 30, 2020, the Company had recorded $13,249 and $10,241, respectively, in accrued interest with respect to this convertible note.

On May 1, 2020, the Company issued a $90,000 convertible promissory note to Ivo Heiden. The convertible note bears interest at 8% per annum until paid or converted. The conversion price of the note is $0.04 per share, the closing price of the Company’s common stock on the date of issuance. Interest will be payable upon the maturity date at May 1, 2022. During the three-month period ended December 31, 2020, the Company expensed interest of $1,795 related to this note. As of December 31, 2020, and June 30, 2020, the Company had recorded $4,813 and $1,203, respectively, in accrued interest with respect to this convertible note.

In accordance with ASC # 815, Accounting for Derivative Instruments and Hedging Activities, the Company evaluated the note holder’s non-detachable conversion right provision and liquidated damages clause, contained in the terms governing the Convertible Note to determine whether the features qualify as an embedded derivative instrument at issuance. Such non-detachable conversion right provision and liquidated damages clause did not need to be accounted as derivative financial instruments.

On January 6, 2021, our then sole officer and director Ivo Heiden confirmed and certified the full repayment and cancellation and release of any and all liabilities of us under (i) the $75,000 convertible promissory note dated October 12, 2018 issued to him by us, and (ii) the $ 90,000 convertible promissory note dated May 1, 2020 issued to him by us.

Note 4. Related Party Transactions

Due to Related Parties:

As of December 31, 2020, and June 30, 2020, Ivo Heiden, had made advances of $34,114 and $28,155, respectively.

As of December 31, 2020, and June 30, 2020, accrued interest due to Ivo Heiden was $26,373 and $18,456, respectively.

On September 1, 2017, the Company entered into a Loan Agreement (the “Loan Agreement”) with Ivo Heiden, its then sole officer and director, under which the Company received funding for general operating expenses from time-to-time as needed. The Loan Agreement bears interest of 8% per annum and shall be due and payable on a date 366 days from the date of the loan. On May 1, 2020, the Loan Agreement was extended to September 1, 2021. As of December 31, 2020, and June 30, 2020, the outstanding balance on this loan was $34,114 and $28,155 with accrued interest of $8,311 and $7,012. During the three-month periods ended December 31, 2020 and 2019, the Company borrowed $2,210 and $2,240, respectively, under the Loan Agreement. During the three-months period ended December 30, 2020 and 2019, the Company expensed interest of $680 and $515, respectively, related to the Loan Agreement.

On May 1, 2020, the Company issued a convertible note of $90,000 to Ivo Heiden, evidencing previously accrued compensation.

As of September 30, 2019, the Company owed a $50,000 convertible note and accrued interest of $5,262 to WWYD, Inc., a related party.

On November 19, 2019, the Company and WWYD, Inc., a note holder, agreed to convert the principal amount of $55,000 and the accrued interest of $5,800 into 6,975,000 shares of restricted common stock.

During the three months ended December 31, 2020 and 2019, the Company issued 0 and 6,975,000 shares of common stock.

Note 5. Subsequent Events

On January 5, 2021, the Company entered into a Stock Purchase Agreement (the “SPA”) with Clark Orient (BVI) Limited, (the “Purchaser”) and certain selling stockholders as described in the SPA (the “Sellers”), pursuant to which the Purchaser acquired 20,205,000 shares of common stock of the Company (the “Shares”) from Sellers for an aggregate purchase price of $320,000. The transaction contemplated in the SPA closed on January 7, 2021 (the “Closing”).

The Shares represent approximately 85% of the issued and outstanding common stock of the Company. The transaction resulted in a change in control of the Company.

In connection with the change in control, Mr. Ivo Heiden, Chief Executive Officer, Chief Financial Officer, sole director, and Chairman of the Board of Director of the Company (the “Board”), resigned from all of his positions with the Company and the resignations became effective on January 6, 2021.

Simultaneously with the Closing, Ms. Yang Gui was appointed as the Company’s Chief Executive Officer, Chief Financial Officer, and the Chairwoman of the Board.

Beyond the events above, the Company’s management has performed subsequent events procedures through the date the financial statements were available to be issued. There were no other subsequent events requiring adjustment to or disclosure in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations during the three months ended December 31, 2020 as compared to the three months ended December 31, 2019

We have not generated any revenues during the three months ended December 31, 2020 and 2019. We had total operating expenses of $1,085 related to general and administrative expenses during the three months ended December 31, 2020 compared to $17,239 during the same period in the prior year. We incurred interest expenses of $3,971 during three months ended December 31, 2020 compared to interest expenses of $2,549 during the three months ended December 31, 2019. During the three months ended December 31, 2020 and 2019, we had a net loss of $5,056 and $19,788, respectively. The decrease in our net loss was due to discontinued officer compensation.

Results of Operations during the six months ended December 31, 2020 as compared to the six months ended December 31, 2019

We have not generated any revenues during the six months ended December 31, 2020 and 2019. We had total operating expenses of $2,609 related to general and administrative expenses during the six months ended December 31, 2019 compared to $37,098 during the same period in the prior year. We incurred interest expenses of $7,917 during six months ended December 31, 2020 compared to interest expenses of $5,512 during the six months ended December 31, 2019. During the six months ended December 31, 2020 and 2019, we had a net loss of $10,526 and $42,610, respectively. The decrease in our net loss was due to discontinued officer compensation.

Liquidity and Capital Resources

At present, the Company has no business operations and no cash resources other than advances provided by our sole Shareholder. Our sole Shareholder and/or an affiliated party have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until such time the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by our sole Shareholder. If we require additional financing, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. At present, the Company has no financial resources to pay for such services and may be required to issue restricted shares in lieu of cash or, in the alternative, issue debt instruments evidencing financial obligations if and when they arise.

During the next 12 months we anticipate incurring costs related to:

● filing of Exchange Act reports.

● registered agent fees and accounting fees, and

● investigating, analyzing and consummating an acquisition or business combination.

On December 30, 2020 and June 30, 2020, we had no current assets. As of December 31, 2020, we had $225,487 in liabilities consisting of accounts payable of $0, advance from a related party of $34,114, accrued interest due to related parties of $26,373 and $165,000 in two convertible notes. As of June 30, 2020, we had $214,961 in liabilities consisting of accounts payable of $3,350, advance from a related party of $28,155, accrued interest due to related parties of $18,456 and a $165,000 in convertible notes.

During the six months ended December 30, 2020, we had negative cash flow from operating activities of $5,959 due to a net loss of $10,526. We financed our negative cash flow from operations through $5,959 in advances from the then CEO. During the six months ended December 30, 2019, we had negative cash flow from operating activities of $5,974 due to a net loss of $42,610 offset by an increase of $36,636 in accounts payable and accrued liabilities. We financed our negative cash flow from operations through $5,974 in advances from our then CEO.

The Company currently plans to satisfy its cash requirements for the next 12 months through borrowings from its sole Shareholder and believes it can satisfy its cash requirements so long as it is able to obtain financing from it. The Company expects that money borrowed will be used during the next 12 months to satisfy the Company’s operating costs, professional fees and for general corporate purposes. On September 1, 2017, we formalized a verbal funding agreement and entered into a Loan Agreement with Ivo Heiden, our then sole officer and director, under which we receive funding of up to $100,000 for general operating expenses from time-to-time as needed by the Company. The loan bears an interest rate of 8% per annum and shall be due and payable on a date three hundred sixty-six (366) days from the date of the Loan Agreement. On June 28, 2019, the Loan Agreement was extended to September 1, 2020 and further on May 1, 2020, the Loan Agreement was extended again to September 1, 2021. As of December 31, 2020, the Company has received a total of $34,114 under this Loan Agreement.

On January 6, 2021, our then sole officer and director Ivo Heiden confirmed and certified the full repayment and cancellation and release of any and all liabilities of us under the loan agreement dated September 1, 2017.

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have unqualified audit opinion for the years ended June 30, 2020 and 2019 with an explanatory paragraph on going concern.

Off-Balance Sheet Arrangements

The Company has not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, it has not entered into any derivative contracts that are indexed to its own shares and classified as stockholders’ equity, or that are not reflected in its financial statements. Furthermore, the Company does not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. Moreover, the Company does not have any variable interest in any unconsolidated entity that it provides financing, liquidity, market risk or credit support to or engages in hedging or research and development services with the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a small reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of December 31, 2020, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective because of the identification of material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the period ended December 31, 2020. The Company has no formal control process related to the identification and approval of related party transactions. Management has identified corrective actions for the weaknesses and intends to implement accounting procedures to address before mentioned material weaknesses during the fiscal year 2021.

Changes in internal controls.

During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than ordinary routine litigation (of which the Company is not currently involved), the Company knows of no material, existing or pending legal proceedings against it, nor is the Company involved as a plaintiff in any material proceeding or pending litigation, and there are no proceedings in which any of the Company’s directors or officers is an adverse party or has a material interest adverse to the Company.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (2)
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith.
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certification furnished in Exhibit 32 herewith is deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.
(1)	Incorporated by reference from Exhibit 3.1 and 3.1(a) to the Company’s Form 10-12G filed with the Securities and Exchange Commission on July 10, 2017.
(2)	Incorporated by reference from Exhibit 3.2 to the Company’s Form 10-12G filed with the Securities and Exchange Commission on July 10, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

ECOMAT, INC.

	By:	/s/ Yang Gui
	Name:	Yang Gui
January 28, 2021	Title:	President, Sole Director, Chief Executive Officer, Interim Chief Financial Officer, and Secretary

