Form 10-Q
period 2021-03-31
ECOMAT INC
filed 2021-04-29
CIK 1008653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 29, 2021, there were 23,811,750 shares of common stock, par value $0.0001 per share, outstanding.

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

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ECOMAT, INC.

BALANCE SHEETS (UNAUDITED)

Balance Sheets as of March 31, 2021 and June 30, 2020

	March 31, 2021	June 30, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$-	$-
Total current assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable - trade	$40,091	$3,350
Advances from - related party	5,916	28,155
Accrued interest related party	-	18,456
Accrued expenses	1,125	-
Convertible notes - related party	-	165,000

Total current liabilities	47,132	214,961

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding at March 31, 2021 and June 30, 2020.	-	-
Common stock, $0.0001 par value; 74,000,000 shares authorized; 23,811,750 issued and outstanding at March 31, 2021 and June 30, 2020	2,381	2,381
Additional paid-in capital	284,381	58,894
Accumulated deficit	(333,894)	(276,236)
Total stockholders’ equity	(47,132)	(214,961)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

ECOMAT, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three and Nine Months ended March 31, 2021 and March 31, 2020

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020

Revenues	$-	$-	$-	$-
Cost and expenses:
General and administrative	47,132	16,475	49,741	53,573
Total operating expenses	47,132	16,475	49,741	53,573

Other income and expenses

Other income
Interest expenses	-	2,040	7,917	7,552
Net loss	$(47,132)	$(18,515)	$(57,658)	$(61,125)

Per common share - basic and diluted
Basic and diluted net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares
Outstanding, basic and diluted	23,811,750	23,811,750	23,811,750	20,210,114

See Summary of Significant Accounting Policies and Notes to Financial Statements.

ECOMAT, INC.

STATEMENTS OF CASH FLOWS (Unaudited)

For the Nine Months ended March 31, 2021 and 2020

	Nine Months Ended March 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(57,658)	$(61,125)
Adjustments to reconcile net loss to cash used in operating activities:
Change in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	51,742	53,676
Net cash used by operating activities	(5,916)	(7,449)

Cash flows from financing activities:
Advances from related party	5,916	7,449
Net cash provided by financing activities	5,916	7,449

Change in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Non-cash investing and financing activities:
Forgiveness of accrued interest, related party	26,373
Forgiveness of advances, related party	34,114
Forgiveness of convertible short-term notes, related party	165,000
Common shares issued upon conversion of debt	$-	$55,800

See Summary of Significant Accounting Policies and Notes to Financial Statements.

ECOMAT, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common stock		Additional
	Number of Shares	Stated or Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2019	16,836,750	$1,684	$3,791	$(208,775)	$(203,300)
Net loss	-	-	-	(22,822)	(22,822)
Balance at September 30, 2019	16,836,750	1,684	3,791	(231,597)	(226,122)
Shares issued upon debt conversion	6,975,000	697	55,103	-	55,800
Net loss	-	-	-	(19,788)	(19,788)
Balance at December 31, 2019	23,811,750	2,381	58,894	(251,385)	(190,110)
Net loss	-	-	-	(18,515)	(18,515)
Balance at March 31, 2020	23,811,750	2,381	58,894	(269,900)	(208,625)
			-
Balance at June 30, 2020	23,811,750	$2,381	$58,894	$(276,236)	$(214,961)
Net loss	-	-	-	(5,470)	(5,470)
Balance at September 30, 2020	23,811,750	2,381	58,894	(281,706)	(220,431)
Net loss	-	-	-	(5,056)	(5,056)
Balance at December 31, 2020	23,811,750	2,381	58,894	(286,762)	(225,487)
Cancellation of debt	-	-	225,487	-	225,487
Net loss	-	-	-	(47,132)	(47,132)
Balance at March 31, 2021	23,811,750	2,381	284,381	(333,894)	(47,132)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

ECOMAT, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2021 AND 2020

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

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates our estimates, including those related to intangible assets, income taxes, insurance obligations and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the nine-month periods ended March 31, 2021 and 2020. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

Recently Issued Accounting Pronouncements

In July 2018, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. The amendments in ASU 2018-10 provide additional clarification and implementation guidance on certain aspects of the previously issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) and have the same effective and transition requirements as ASU 2016-02. Upon the effective date, ASU 2018-10 will supersede the current lease guidance in ASC Topic 840, Leases. Under the new guidance, lessees will be required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis. Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2018-10 is effective for private companies and emerging growth public companies for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. During the nine-month period ended March 31, 2021, the Company assessed the impact this guidance had on its financial statements and concluded that at present ASU No. 2018-10 has no impact on its financial statements.

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

Note 3. Convertible Note

On October 12, 2018, the Company issued a $75,000 convertible promissory note to Ivo Heiden, the then CEO and the then sole officer and director. The convertible note bears interest at 8% per annum until paid or converted. The conversion price of the note is $0.034 per share, the closing price of the Company’s common stock on the date of issuance. Interest would be payable upon the maturity date at October 12, 2020. On May 1, 2020, the convertible promissory note was extended to April 30, 2022. On January 6, 2021, the note holder waived interests and liability of the Company and terminated this note. During the three-month periods ended March 31, 2021 and 2020 the Company expensed interest of $0 and $1,496, respectively, related to this note. As of March 31, 2021, and June 30, 2020, the Company has recorded $0 and $10,241, respectively, in accrued interest with respect to this convertible note.

On May 1, 2020, the Company issued a $90,000 convertible promissory note to Ivo Heiden. The convertible note bears interest at 8% per annum until paid or converted. The conversion price of the note is $0.04 per share, the closing price of the Company’s common stock on the date of issuance. Interest will be payable upon the maturity date at May 1, 2022. On January 6, 2021, the note holder waived interests and liability of the Company and terminated this note. During the three-month period ended March 31, 2021, the Company expensed interest of $0 related to this note. As of March 31, 2021 and June 30, 2020, the Company has recorded $0 and $1,203, respectively, in accrued interest with respect to this convertible note.

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

Note 4. Related Party Transactions

Due to Related Parties:

As of March 31, 2021, and June 30, 2020, the advances from Ivo Heiden, our previous CEO, were $0 and $28,155, respectively.

As of March 31, 2021, and June 30, 2020, accrued interest due to our previous CEO was $0 and $18,456, respectively.

On September 1, 2017, the Company entered into a Loan Agreement (the “Loan Agreement”) with Ivo Heiden, its then sole officer and director, under which the Company received funding for general operating expenses from time-to-time as needed by the Company. The Loan Agreement bears interest of 8% per annum and shall be due and payable on a date 366 days from the date of the loan. On September 1, 2018, the Loan Agreement was extended to September 1, 2019. On June 28, 2019, the Loan Agreement was extended to September 1, 2020. On May 1, 2020, the Loan Agreement was extended to September 1, 2021. On January 6, 2021, the balance of this loan and accrued interests were waived by Ivo Heiden and the Loan Agreement was terminated on the same day. As of March 31, 2021, and June 30, 2020, the outstanding balance on this loan was $0 and $28,155 with accrued interest of $0 and $7,012. During the three-month periods ended March 31, 2021 and 2020, the Company borrowed $0 and $544, respectively, under this Loan Agreement. During the three-months period ended March 31, 2021 and 2020, the Company expensed interest of $0 and $544, respectively, related to this Loan Agreement. During the nine-month periods ended March 31, 2021 and 2020, the Company borrowed $5,959 and $7,449, respectively, under this Loan Agreement. During the nine-months period ended March 31, 2021 and 2020, we expensed interest of $1,299 and $1,528, respectively, related to this Loan Agreement.

On March 31, 2021, the Company entered into a Loan Agreement with New York Listing Management Inc, a related party, under which the Company receives funding for general operating expenses from time-to-time as needed by the Company. The Loan Agreement bears interest of 8% per annum and shall be due and payable on a date 366 days from the date of the loan. As of March 31, 2021, the outstanding balance on this loan was $5,916 with accrued interest of $0. During the three-month periods ended March 31, 2021, the Company borrowed $5,916, under this Loan Agreement. During the three-months period ended March 31, 2021 we expensed interest of $0, related to this Loan Agreement.

During the nine months ended March 31, 2021 and 2020, the Company issued 0 and 6,975,000 shares of common stock.

On January 6, 2021, Ivo Heiden has waived the accrued interests and liabilities of the Loan Agreement and two convertible notes (one dated May 1, 2020, the other October 12, 2018) for the total amount of $225,487, the Company has recorded such amount as additional paid in capital accordingly.

Note 5. Subsequent Events

On March 18, 2021, by unanimous written consent of the Board of Directors of the Company, the Board of Directors adopted resolutions approving 1) a reverse split of the Company’s common stock at a ratio of 1-for-10, whereby every 10 shares of the issued and outstanding common stock shall be combined into one share of issued and outstanding common stock (the “Reverse Stock Split”); 2) an increase in the number of the authorized capital stock from 75,000,000 to 500,000,000, with the par value remaining at $0.0001 per share, consisting of 450,000,000 shares of common stock, par value $0.0001 per share and 50,000,000 shares of preferred stock, par value $0.0001 per share (the “Increase of Authorized Stock”); 3) a change of the Company’s name and ticker from “Ecomat, Inc.” and “ECMT,” to “Ecomax, Inc.” and “ECMX,” subject to availability of such name and ticker (the “Change of Name,” together with the Reverse Stock Split and the Increase of Authorized Stock, collectively referred to as the “Corporate Actions”); 4) amendments to its articles of incorporation to reflect the Corporate Actions (the “Amendments of Articles of Incorporation”); and 5) a proposal that such resolutions be submitted for a vote of the stockholders of the Company.

On March 18, 2021, the stockholder holding in the aggregate 20,205,000 shares of common stock or approximately 85% of the common stock outstanding on such date, approved the Corporate Actions.

On April 1, 2021, the Company filed a preliminary information statement on Schedule 14C with the U.S. Securities and Exchange Commission (the “SEC”).

On April 13, 2021, the Company filed a definitive information statement on Schedule 14C with SEC.

On April 20, 2021, the Company filed a certificate of change and a certificate of amendment with the Secretary of State of the State of Nevada.

The Corporate Actions, as of the date of this report, have not come into effect yet.

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

Results of Operations during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020

We have not generated any revenues during the three months ended March 31, 2021 and 2020. We had total operating expenses of $47,132 related to general and administrative expenses during the three months ended March 31, 2021 compared to $16,475 during the same period in the prior year. We incurred interest expense of $0 during three months ended March 31, 2021 compared to interest expense of $2,040 during the three months ended March 31, 2020. During the three months ended March 31, 2021 and 2020, we had a net loss of $47,132 and $18,515, respectively. The increase in our net loss was due to additional legal expenses and compensation paid to CEO.

Results of Operations during the nine months ended March 31, 2021 as compared to the nine months ended March 31, 2020

We have not generated any revenues during the nine months ended March 31, 2021 and 2020. We had total operating expenses of $57,658 related to general and administrative expenses during the nine months ended March 31, 2021 compared to $61,125 during the same period in the prior year. We incurred interest expense of $7,917 during nine months ended March 31, 2021 compared to interest expense of $7,552 during the nine months ended March 31, 2020. During the nine months ended March 31, 2021 and 2020, we had a net loss of $57,658 and $61,125, respectively. The decrease in our net loss was due to decreased officer compensation.

Liquidity and Capital Resources

As of the date of this report, the Company has no business operations and no cash resources other than advances provided by our then CEO and New York Listing Management Inc., a related party. On March 31, 2021, we entered into a Loan Agreement with New York Listing Management Inc., under which we receive funding for general operating expenses from time-to-time as needed by the Company. New York Listing Management Inc. have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until such time the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by New York Listing Management Inc. If we require additional financing, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. At present, the Company has no financial resources to pay for such services and may be required to issue restricted shares in lieu of cash or, in the alternative, issue debt instruments evidencing financial obligations if and when they arise.

During the next 12 months we anticipate incurring costs related to:

●	filing of Exchange Act reports.
●	registered agent fees and accounting fees, legal fees, and
●	investigating, analyzing and consummating an acquisition or business combination.

On March 31, 2021 and June 30, 2020, we have had no current assets. As of March 31, 2021, we had $47,132 in liabilities consisting of accounts payable of $40,091, advance from a related party of $5,916, accrued interest due to related parties of $0 and $0 in convertible notes. As of June 30, 2020, we had $214,961 in liabilities consisting of accounts payable of $3,350, advance from a related party of $28,155, accrued interest due to related parties of $18,456 and a $165,000 in convertible notes.

During the nine months ended March 31, 2021, we had negative cash flow from operating activities of $47,132 due to a net loss of $57,658. We financed our negative cash flow from operations through $5,916 in advances from one related party and a total of $225,485 debt and interests waived by lenders. During the nine months ended March 31, 2020, we had negative cash flow from operating activities of $7,449 due to a net loss of $61,125 offset by an increase of $53,676 in accounts payable and accrued liabilities. We financed our negative cash flow from operations through $7,449 in advances from our then CEO.

The Company currently plans to satisfy its cash requirements for the next 12 months through borrowings from New York Listing Management Inc. and believes it can satisfy its cash requirements so long as it is able to obtain financing from New York Listing Management Inc. The Company expects that money borrowed will be used during the next 12 months to satisfy the Company’s operating costs, professional fees and for general corporate purposes.

On September 1, 2017, we formalized a verbal funding agreement and entered into a Loan Agreement with Ivo Heiden, our former sole officer and director, under which we receive funding of up to $100,000 for general operating expenses from time-to-time as needed by the Company. The loan bears an interest rate of 8% per annum and shall be due and payable on a date three hundred sixty-six (366) days from the date of the Loan Agreement. On June 28, 2019, the Loan Agreement was extended to September 1, 2020 and further on May 1, 2020, the Loan Agreement was extended again to September 1, 2021. As of January 6, 2021, the Company has received a total of $34,114 under this Loan Agreement. On January 6, 2021, the lender has waived the liabilities as well as the interests owed by the Company.

On March 31, 2021, we entered into a Loan Agreement with New York Listing Management Inc., one related party, under which we receive funding of up to $200,000 for general operating expenses from time-to-time as needed by the Company. The loan bears an interest rate of 8% per annum and shall be due and payable on a date three hundred sixty-six (366) days from the date of the Loan Agreement. As of March 31, 2021, the Company has received a total of $5,916 under this Loan Agreement.

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

As of March 31, 2021, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective because of the identification of material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the period ended March 31, 2021. The Company has no formal control process related to the identification and approval of related party transactions. As a shell company, the Company currently has no operations and limited personnel, and it has to date not taken corrective actions for the ineffective disclosure controls and procedures. The Company intends to take corrective actions in the future when its starts operations.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (2)
4.1	Description of Securities registered under Section 12 of Securities Exchange Act*
10.1	Employment Agreement between Ecomat, Inc. and Mr. Yu Yam, Anthony, Chau dated March 11, 2021*
10.2	Loan Agreement between Ecomat, Inc. and New York Listing Management Inc. dated March 31, 2021*
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith.
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certification furnished in Exhibit 32 herewith is deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.
(1)	Incorporated by reference from Exhibit 3.1 and 3.1(a) to the Company’s Form 10-12G filed with the Securities and Exchange Commission on July 10, 2017.
(2)	Incorporated by reference from Exhibit 3.2 to the Company’s Form 10-12G filed with the Securities and Exchange Commission on July 10, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

ECOMAT, INC.

	By:	/s/ Yu Yam, Anthony, Chau
	Name:	Yu Yam, Anthony, Chau
April 29, 2021	Title:	President, Sole Director, Chief Executive Officer

