Form 10-K
period 2021-06-30
Ecomax, Inc
filed 2021-09-28
CIK 1008653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-21613

Ecomax, Inc.

(Exact Name Of Company As Specified In Its Charter)

Nevada	13-3865026
(State of Incorporation)	(I.R.S. Employer Identification No.)

1 Rockefeller Plaza, 10th floor New York, NY	10020
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s telephone number, including Area Code: (646)-722-2931

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filler,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of the last business day of the registrants most recently completed second fiscal quarter was $288,540.

As of September 28, 2021, the registrant had 2,380,952 shares of common stock issued and outstanding.

PART I

ITEM 1. BUSINESS

Some of the statements contained in this annual report on Form 10-K of Ecomax, Inc. (hereinafter the “Company”, “We” or the “Company”) discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. In this annual report, forward-looking statements are generally identified by the words such as “anticipate”, “plan”, “believe”, “expect”, “estimate”, and the like. Forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results or plans to differ materially from those expressed or implied. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. A reader, whether investing in the Company’s securities or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. Important factors that may cause actual results to differ from projections include, for example:

●	the success or failure of Management’s efforts to implement the Company’s plan of operation;
●	the ability of the Company to fund its operating expenses;
●	the ability of the Company to compete with other companies that have a similar plan of operation;
●	the effect of changing economic conditions impacting our plan of operation;
●	the ability of the Company to meet the other risks as may be described in future filings with the Securities and Exchange Commission, or the SEC.

General Background of the Company

Ecomax, Inc.(formerly known as Ecomat Inc., the “Company” or “Ecomax) was incorporated on December 14, 1995 pursuant to the laws of the State of Delaware and was formed to develop the Ecomat concept - an environmentally sound solution to the current standard dry cleaning method that utilizes percloroethylene, which has been shown to have various toxic effects.

On March 26, 1999, the Company filed a petition under Chapter 7 for liquidation of the Company’s business. As a result of which all of our properties were transferred to a United States Trustee and the Company terminated all of its business operations. The Bankruptcy Trustee has disposed of all of the assets.

On June 14, 2006, the Bankruptcy Court granted an order approving the contract and finding that Park Avenue Group was a good faith purchaser within the meaning of 11 USC Section 363(m) of the Bankruptcy Code.

On June 15, 2006 and as a result of the Bankruptcy Court Order, Park Avenue Group appointed Ivo Heiden to the Board of Directors of the Company and to serve as its Chief Executive Officer, Chief Financial Officer, sole director, and Chairman of the Board of Directors.

On February 5, 2007, the Company issued 13,230,000 shares of common stock to Ivo Heiden, for services provided valued at $2,500. Since then, Ivo Heiden controlled 78.58% of the issued and outstanding shares of common stock.

On February 9, 2007, the Company completed its change in domicile to Nevada.

On January 5, 2021, the Company entered into a Stock Purchase Agreement (the “SPA”) with Clark Orient (BVI) Limited, (“Clark Orient”), Mr. Heiden, and WWYD, Inc. (WWYD, Inc. was a 5% or more shareholder of the Company. Mr. Heiden and WWYD, Inc. collectively referred to as the “Sellers”), pursuant to which Clark Orient acquired 20,205,000 shares of common stock of the Company (the “Shares”) from Sellers for an aggregate purchase price of $320,000. The transaction contemplated in the SPA closed on January 7, 2021. The Shares represent approximately 85% of the issued and outstanding common stock of the Company. The transaction resulted in a change in control of the Company.

In connection with the change in control, Mr. Heiden, our then Chief Executive Officer, Chief Financial Officer, sole director, and Chairman of the Board of Directors of the Company, resigned from all of his positions with the Company and the resignations became effective on January 6, 2021. Ms. Yang Gui was appointed as the Chief Executive Officer, Chief Financial Officer, sole director, and Chairwoman of the Board of Directors of the Company, effective on January 6, 2021.

On March 11, 2021, upon the departure of Ms. Yang Gui, Mr. Yu Yam Anthony Chau was appointed as the Chief Executive Officer, Chief Financial Officer, sole director, and Chairman of the Board of Directors of the Company, effective on March 11, 2021.

On March 18, 2021, by unanimous written consent of the Board of Directors of the Company, the Board of Directors adopted resolutions approving 1) a reverse split of the Company’s common stock at a ratio of 1-for-10, whereby every 10 shares of the issued and outstanding common stock shall be combined into one share of issued and outstanding common stock (the “Reverse Stock Split”); 2) an increase in the number of the authorized capital stock from 75,000,000 to 500,000,000, with the par value remaining at $0.0001 per share, consisting of 450,000,000 shares of common stock, par value $0.0001 per share and 50,000,000 shares of preferred stock, par value $0.0001 per share (the “Increase of Authorized Stock”); 3) a change of the Company’s name and ticker from “Ecomat, Inc.” and “ECMT,” to “Ecomax, Inc.” and “ECMX” (the “Change of Name,” together with the Reverse Stock Split and the Increase of Authorized Stock, collectively the “Corporate Actions”); 4) amendments to its articles of incorporation to reflect the Corporate Actions (the “Amendments of Articles of Incorporation”); and 5) a proposal that such resolutions be submitted for a vote of the stockholders of the Company.

On March 18, 2021, the stockholder holding in the aggregate 20,205,000 shares of common stock or approximately 85% of the common stock outstanding on such date, approved the Corporate Actions.

On April 1, 2021, the Company filed a preliminary information statement on Schedule 14C with the SEC.

On April 13, 2021, the Company filed a definitive information statement on Schedule 14C with SEC.

On April 20 and 21, 2021, the Company filed a certificate of change and a certificate of amendment with the Secretary of State of the State of Nevada.

On April 28, 2021, the Company filed an Issuer Notification Form with FINRA requesting confirmation of the Change of Name.

On May 20, 2021, FINRA informed the Company that the change of the Company’s name to “Ecomax, Inc.” would become effective on May 21, 2021. The new ticker symbol EMAX would not be effective for 20 business days. For a reverse split, a “D” will be appended as the 5th character for 20 business days including the effective date. After 20 business days the new symbol would be EMAX.

The Corporate Actions, as of the date of this report, have all came into effect. As of the date of this report, our ticker symbol on OTC Markets has been changed to EMAX and our name has been changed to Ecomax, Inc.

Business Objectives of the Company

The Company has no business operations. Management has determined to direct its efforts and limited resources to pursue potential new business opportunities. The Company does not intend to limit itself to a particular industry and has not established any particular criteria upon which it shall consider a business opportunity.

The Company’s common stock is subject to quotation on the OTC Pink Sheets under the symbol EMAX. There is currently only a limited trading market in the Company’s shares and the Company believes that no active trading market has existed for the last 3 years. In the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

Management would have substantial flexibility in identifying and selecting a prospective new business opportunity. The Company is dependent on the judgment of its Management in connection with this process. In evaluating a prospective business opportunity, we would consider, among other factors, the following:

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

The time and costs required to pursue new business opportunities, which includes negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws, cannot be ascertained with any degree of certainty. In addition, the global COVID-19 pandemic has created significant challenges for us to research for a target and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 pandemic.

Management intends to devote such time as it deems necessary to carry out the Company’s affairs. The exact length of time required for the pursuit of any new potential business opportunities is uncertain. No assurance can be made that we will be successful in our efforts. We cannot project the amount of time that our Management will actually devote to the Company’s plan of operation.

The Company’s intends to conduct its activities so as to avoid being classified as an “Investment Company” under the Investment Company Act of 1940, and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act of 1940 and the regulations promulgated thereunder.

The Company’s is a Blank Check Company

At present, the Company is a development stage company with no revenues, no assets and no specific business plan or purpose. The Company’s business plan is to seek new business opportunities or to engage in a merger or acquisition with an unidentified company. As a result, the Company is a “blank check company” and, as a result, any offerings of the Company’s securities under the Securities Act of 1933, as amended (the “Securities Act”) must comply with Rule 419 promulgated by the SEC under the Act. The Company’s common stock is a “penny stock,” as defined in Rule 3a51-1 promulgated by the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”). The penny stock rules require a broker-dealer, prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market (the “Penny Stock Rules”). The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the Penny Stock Rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the Penny Stock Rules. So long as the common stock of the Company is subject to the Penny Stock Rules, it may be more difficult to sell the Company’s common stock.

The Company is a shell company as defined in Rule 405 promulgated by the SEC under the Securities Act. A shell company is one that has no or nominal operations and either: (i) no or nominal assets; or (ii) assets consisting primarily of cash or cash equivalents. As a shell company, we are restricted in our use of Registrations on Form S-8 under the Securities Act; the lack of availability of the use of Rule 144 by security holders; and the lack of liquidity in our stock.

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

Effecting a business combination

Prospective investors in the Company’s common stock will not have an opportunity to evaluate the specific merits or risks of any of the one or more business combinations that we may undertake. A business combination may involve the acquisition of, or merger with, a company which needs to raise substantial additional capital by means of being a publicly trading company, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. A business combination may involve a company which may be financially unstable or in its early stages of development or growth.

The Company has not identified a target business or target industry

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

Selection of a target business and structuring of a business combination

Management has broad flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our Management will consider, among other factors, the following:

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

Our auditors have expressed substantial doubt about our ability to continue as a going concern

Our audited financial statements for the years ended June 30, 2021 and 2020, were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. There is not enough cash on hand to fund our administrative expenses and operating expenses for the next twelve months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company’s shares of common stock.

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

Employees

Mr. Yu Yam Anthony Chau, our CEO and CFO, is our sole executive officer. Mr. Chau is not obligated to devote any specific number of hours per week and, in fact, intends to devote only as much time as he deems reasonably necessary to administer the Company’s affairs until such time as a business combination is consummated. The amount of time he will devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full-time employees prior to the consummation of a business combination.

Conflicts of Interest

The Company’s management is not required to commit its full time to the Company’s affairs. As a result, pursuing new business opportunities may require a longer period of time than if management would devote full time to the Company’s affairs. Management is not precluded from serving as an officer or director of any other entity that is engaged in business activities similar to those of the Company. Management has not identified and is not currently negotiating a new business opportunity for us. In the future, our management may become associated or affiliated with entities engaged in business activities similar to those we intend to conduct. In such event, our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In the event that the Company’s Management has multiple business affiliations, our Management may have legal obligations to present certain business opportunities to multiple entities. In the event that a conflict of interest shall arise, Management will consider factors such as reporting status, availability of audited financial statements, current capitalization and the laws of jurisdictions. If several business opportunities or operating entities approach Management with respect to a business combination, Management will consider the foregoing factors as well as the preferences of the Management of the operating company. However, Management will act in what it believes will be in the best interests of the shareholders of the Company.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company’s corporate office is located at 1 Rockefeller Plaza, 10th floor, New York, NY 10020, which space is provided to us on a rent-free basis by New York Listing Management Inc. The Company believes that the office facilities are sufficient for the foreseeable future and this arrangement will remain until we find a new business opportunity.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently quoted on the OTC market “Pink Sheets” under the symbol EMAX and has very limited trading. We cannot assure you that there will be a market in the future for our common stock. The closing price of our common stock on the OTC on September 21, 2021 was $ 1.75 per share. As of September 16, 2021, our shares of common stock were held by approximately 47 stockholders of record. The transfer agent of our common stock is Standard Registrar and Transfer Company, Inc. at 440 East 400 South, Suite 200, Salt Lake City, UT 84111. Their phone number is (801) 571-8844.

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

Securities Authorized for Issuance Under Equity Compensation Plans

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal year ended June 30, 2021 and 2020.

Recent Sales of Unregistered Securities

None.

Recent Purchases of Equity Securities by us and our Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

[Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the consolidated financial statements of the Company thereto, which appear elsewhere in this Annual Report on Form 10-K, and should be read in conjunction with such financial statements and related notes included in this report. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Actual results and the timing of the events may differ materially from those contained in these forward-looking statements due to many factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Annual Report on Form 10-K.

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

Results of Operations during the year ended June 30, 2021 as compared to the year ended June 30, 2020

We have not generated any revenues during the years 2021 and 2020. We had total operating expenses of $95,028 related to general and administrative expenses during the year ended June 30, 2021 compared to total operating expenses of $56,673 during the year ended June 30, 2020. We incurred interest expense of $8,853 during the year ended June 30, 2021 compared to interest expense of $10,788 during the year ended June 30, 2020. During the year ended June 30, 2021 and 2020, we had a net loss of $103,611 and $67,461, respectively, mainly due to our general and administrative expenses.

Liquidity and Capital Resources

At present, the Company has no business operations and no cash resources other than that provided by our majority shareholder or an affiliated party. We are dependent upon interim funding provided by our majority shareholder or an affiliated party to pay professional fees and expenses. Our majority shareholder and an affiliated party have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by our majority shareholder or our affiliated party.

If we require additional financing, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. The Company depends upon services provided by Management and funding provided by our majority shareholder or our affiliated party to fulfill its filing obligations under the Exchange Act. At present, the Company has no financial resources to pay for such services.

The Company does not currently engage in any business activities that provide cash flow.

During the next 12 months we anticipate incurring costs related to:

●	filing of Exchange Act reports.
●	franchise fees, registered agent fees and accounting fees,
●	Compensation to our Management, and
●	investigating, analyzing and consummating an acquisition or business combination.

We estimate that these costs will be in the range of five to ten thousand dollars per year, and that we will be able to meet these costs as necessary, to be loaned to us by our majority shareholder or our affiliated party.

As of June 30, 2021 and 2020, we had no current assets. As of June 30, 2021, we had $93,085 in current liabilities consisting of advance from a related party of $59,725, accrued expenses of $25,030, accrued interest due to related parties of $666, and accounts payable of 7,664. As of June 30, 2020, we had $214,961 in liabilities consisting of accounts payable of $3,350, advance from a related party of $28,155, accrued interest due to related parties of $18,456 and a $165,000 in convertible notes.

On January 6, 2021, Ivo Heiden waived the accrued interests and liabilities of the loan agreement between him and the Company dated September 1, 2017, and two convertible notes (one dated May 1, 2020, the other October 12, 2018) for the total amount of $225,487, and the Company recorded such amount as additional paid in capital accordingly.

We had a negative cash flow from operations of $65,684 during the year ended June 30, 2021 mainly due to a net loss of $103,611 offset by an increase in accounts payable and accrued liabilities of $37,927. We financed our negative cash flow from operations during the year ended June 30, 2021 through advances made by our affiliated party of $65,684.

We had a negative cash flow from operations of $8,324 during the year ended June 30, 2020, mainly due to a net loss of $67,461 offset by an increase in accounts payable and accrued liabilities of $59,137. We financed our negative cash flow from operations during the year ended June 30, 2020 through advances made by our CEO of $8,324.

The Company currently plans to satisfy its cash requirements for the next 12 months through borrowings from New York Listing Management Inc., an affiliated party, and believes it can satisfy its cash requirements so long as it is able to obtain financing from New York Listing Management Inc. The Company expects that money borrowed will be used during the next 12 months to satisfy the Company’s operating costs, professional fees and for general corporate purposes. On September 1, 2017, we formalized a verbal funding agreement and entered into a loan agreement with Ivo Heiden, our then sole officer and director, under which we receive funding of up to $100,000 for general operating expenses from time-to-time as needed by the Company. The loan bore an interest rate of 8% per annum and was due and payable on a date three hundred sixty-six (366) days from the date of the loan agreement. On May 1, 2020, the loan agreement was extended to September 1, 2021. As of January 6, 2021, the Company has received a total of $34,114 under this loan agreement. On January 6, 2021, Mr. Heiden waived the liabilities as well as the interests owed by the Company.

On March 31, 2021, we entered into a loan agreement with New York Listing Management Inc., a related party, under which we are able to receive funding of up to $200,000 for general operating expenses from time-to-time as needed by the Company. The loan bears an interest rate of 8% per annum and shall be due and payable on a date three hundred sixty-six (366) days from the date of such loan agreement. As of June 30, 2021, the Company has received a total of $59,275 under this loan agreement.

The Company intends to repay the loan from New York Listing Management Inc. at a time when it has the cash resources to do so.

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors issued an unqualified audit opinion for the years ended June 30, 2021 and 2020 with an explanatory paragraph on going concern.

Off-Balance Sheet Arrangements

As of June 30, 2021 and 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of June 30, 2021 and 2020, we did not have any contractual obligations.

Significant Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended June 30, 2021 and 2020, and are included elsewhere in this annual report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements required by this item are included on the pages immediately following the Index to Financial Statements appearing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N.A.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2021, the Company’s Chief Executive Officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective because of the identification of material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the fiscal year ended June 30, 2021. The Company has no formal control process related to the identification and approval of related party transactions. As a shell company, the Company currently has no operations and limited personnel, and it has to date not taken corrective actions for the ineffective disclosure controls and procedures. The Company intends to take corrective actions in the future when its starts operations.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of June 30, 2021 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on our assessment and those criteria, we have concluded that our internal control over financial reporting were ineffective because of the identification of material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the year ended June 30, 2021. The Company has no formal control process related to the identification and approval of related party transactions. As a shell company, the Company currently has no operations and limited personnel, and it has to date not taken corrective actions for the ineffective internal control over its financial reporting. The Company intends to take corrective actions in the future when its starts operations.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only Management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of the member of our Board of Director and our executive officers and the positions held by each.

Name	Age	Title
Yu Yam, Anthony, Chau	45	Chief Executive Officer, Chief Financial Officer, sole director and Chairman of the Board

Yu Yam, Anthony, Chau, 45, has been our Chief Executive Officer, Chief Financial Officer, sole director and Chairman of the Board of Directors since March 11, 2021. Mr. Chau has over 20 years of experience in providing financial advisory and corporate service to companies across various industries. From March 1998 to January 2014, Mr. Chau worked at W. M. Sum & Co., an audit firm, as an audit trainee and his last position held was senior auditor during which he was responsible for preparing audit reports and advising on tax matters for private companies in Hong Kong and the PRC, such as property investors, manufacturers, property developers and securities traders. Mr. Chau then acted as group financial controller to Rising Peak Investment Guangzhou Company Limited, an investment company, between February 2014 and August 2015, where he was mainly responsible for financial and company secretarial matters. From September 2015 to November 2018. Mr. Chau served as group financial controller to Wide Strong Resources Limited, an investment company, during which he supervised the initial public offering of a PRC company on the Shenzhen Stock Exchange and was involved in subsequent fund raising activities. Mr. Chau received a Bachelor in Business (Accounting and Finance) from the University of Technology Sydney in Australia in May 1998. Mr. Chau completed the CPA qualification programme with the Hong Kong Institute of Certified Public Accountants in September 2010. In January 2011, Mr. Chau became a certified public accountant of the Hong Kong Institute of Certified Public Accountants and has been registered as a practicing certified public accountant since January 2015. In March 2018, Mr. Chau became a fellow of the Hong Kong Institute of Certified Public Accountants. Mr. Chau has not been a director of any public company in the last three years.

Directors’ Compensation

Our director holds office until the next annual meeting of stockholders and until his successor has been duly elected and qualified. There are no agreements with respect to the election of directors. We do not compensate our directors. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors.

Committees of the Board of Directors

Our Board of Directors has not established any committees, including an audit committee, a compensation committee, a nominating committee or any committee performing a similar function. The functions of those committees are being undertaken by our sole board member. Because we have only one director and do not have any independent directors, the establishment of committees of the Board of Directors would not provide any benefits to our company and could be considered more form than substance.

Involvement in Certain Legal Proceedings

To the best of our knowledge, our sole director and executive officer has not, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;
●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

As a shell company, we currently have not adopted a code of ethics. We plan to adopt a code of ethics when we become an operating company.

Family Relationships

There are no family relationships among the director and executive officer of the Company.

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our Chief Executive Officer and Chief Financial Officer who occupied such position at the end of our latest fiscal year.

				Stock Option	Stock	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Total
Principal Position	Year	($)	($)	($)	(#)	($)	($)
Yu Yam, Anthony, Chau Chief Executive Officer and Chief Financial Officer(1)	2020	$0	N/A	N/A	N/A	N/A	$0
	2021	$24,000	N/A	N/A	N/A	N/A	$24,000

(1) Mr. Chau received employment compensation pursuant to an employment agreement entered into with the Company dated March 11, 2021 as the Company’s Chief Executive Officer and Chief Financial Officer.

As of June 30, 2021 and 2020, accrued compensation due to Mr. Heiden was $0 and $0, respectively.

Option Grants in Last Fiscal Year

The Company did not grant any options in the fiscal year ended June 30, 2021.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement, or similar benefits for directors or executive officers. We have no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

Employment Agreements

The Company has not entered into employment agreements with officers and other key employees except as disclosed in this Item 11.

Equity Compensation Plan

The Company does not have any Equity Compensation Plan.

Directors’ and Officers’ Liability Insurance

The Company currently does not have insurance for directors and officers against liability.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of June 30, 2021. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock Owned
Director and Officers
Yu Yam, Anthony, Chau (1)	0	0%

5% Shareholders
Clark Orient (BVI) Limited	2,020,500	84.861%
ROOM 2906, 29/F CHINA ONLINE CENTRE 333 LOCKHART ROAD, WANCHAI HONG KONG CHINA

Palatin AG	156,000	6.552%
Beethovenstrasse 43
8022 Zuerich, Switzerland

All officers and directors as a group (one person)	0	0%

(1) The address of Mr. Chau is 40 Wall Street, 28th Floor, New York, NY, 10005

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the years ended June 30, 2021 and 2020, New York Listing Management Inc. made cash advances of $59,275 and $0, respectively, to the Company for franchise taxes, audit fees and registered agent fees. As of June 30, 2021 and 2020, the Company owed $666 and $0, respectively, in accrued interest to New York Listing Management Inc. The interest for these advances is 8%.

During the years ended June 30, 2021 and 2020, our then director, Mr. Heiden made cash advances of $5,959 and $8,324, respectively, to the Company for franchise taxes, audit fees and registered agent fees. As of June 30, 2021 and 2020, the Company owed $0 and $18,456, respectively, in accrued interest to Mr. Heiden. The interest for these advances is 8%. On January 6, 2021, Mr. Heiden has waived the accrued interests and liabilities of the Loan Agreement and two convertible notes (one dated May 1, 2020, the other October 12, 2018) for the total amount of $225,487, the Company has recorded such amount as additional paid in capital accordingly.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company’s Board of Directors has appointed M&K CPAS, PLLC as independent public accountant for the fiscal year ended June 30, 2021 and 2020.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by M&K CPAS, PLLC for the audit of the Company’s annual financial statements for the years ended June 30, 2021 and 2020, and fees billed for other services rendered by M&K CPAS, PLLC during those periods.

	Year Ended
	June 30, 2021	June 30, 2020
Audit fees	$6,875	$6,375
Audit Related Fees	-	-
Tax Fees
All Other Fees	-	-
In total	6,875	6,375

Effective May 6, 2003, the SEC adopted rules that require that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee; or
●	entered into pursuant to preapproval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee. Our sole director preapproves all services provided by our independent registered public accounting firm. However, all of the above services and fees were reviewed and approved by the sole board member for the respective services were rendered.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following documents are filed as exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

(1) Financial Statements: See Index to Financial Statements on page F-1.

(2) Financial statement schedules are omitted because they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference to our Form 10, Exhibit No.3.1, filed with the Securities and Exchange Commission on July 10, 2017)
3.2	Bylaws (incorporated by reference to our Form 10, Exhibit No.3.2, filed with the Securities and Exchange Commission on July 10, 2017)
3.3	Certificate of Amendment dated as of April 21, 2021 and Nevada State Business License dated as of April 22, 2021 (incorporated by reference to our Form 8-K, Exhibit No.3.2, filed with the Securities and Exchange Commission on May 26, 2021.)
3.4	Certificate of Change dated as of April 20, 2021(incorporated by reference to our Form 8-K, Exhibit No.3.2, filed with the Securities and Exchange Commission on May 26, 2021.)
10.1	Stock Purchase Agreement by and among Ecomat, Inc., Clark Orient (BVI) Limited and certain selling stockholders dated January 5, 2021. (incorporated by reference to our Form 8-K, Exhibit 10.01, filed with the Securities and Exchange Commission on January 12, 2021)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

** In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-K and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Company and in the capacities and on the date indicated.

Ecomax, Inc.

By:	/s/ Yu Yam, Anthony, CHAU
Yu Yam, Anthony, CHAU
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: September 28, 2021

By:	/s/ Yu Yam, Anthony, CHAU
Yu Yam, Anthony, CHAU
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: September 28, 2021

ECOMAX, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Ecomax, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ecomax, Inc. (the Company) as of June 30, 2021 and 2020, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended June 30, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial states have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Due to the net loss for the year, the Company evaluated the need for a going concern.

Auditing management’s evaluation of a going concern can be a significant judgement given the fact that the Company uses management estimates on future revenues and expenses which are not able to be substantiated.

As discussed in Note 2, the Company has a going concern due to net loss during the year as well as having negative cash flows from operations during the year ended June 30, 2021.

To evaluate the appropriateness of the going concern, we examined and evaluated the financial information along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2016.
Houston, Texas
September 28, 2021

ECOMAX, INC.

BALANCE SHEETS

Balance Sheets as of June 30, 2021 and 2020

	June 30,	June 30,
	2021	2020
ASSETS

Current assets:
Cash	$-	$-
Total current assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable - trade	$7,664	$3,350
Advances from - related party	59,725	28,155
Accrued interest related party	666	18,456
Accured expenses	17,030
Accrued expenses - related party	8,000	-
Convertible notes - related party	-	165,000

Total current liabilities	93,085	214,961

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 50,000,000 authorized; none issued and outstanding at June 30, 2021 and 2020.	-	-
Common stock, $0.0001 par value; 450,000,000 shares authorized; 2,380,952 issued and outstanding at June 30, 2021 and 2020	238	238
Additional paid-in capital	286,524	61,037
Accumulated deficit	(379,847)	(276,236)
Total stockholders’ deficit	(93,085)	(214,961)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

ECOMAX, INC.

STATEMENTS OF OPERATIONS

	Fiscal Year Ended June, 30
	2021	2020

Revenues	$-	$-
Cost and expenses:
General and administrative	95,028	56,673
Total operating expenses	95,028	56,673

Other income and expenses

Interest expenses	8,583	10,788
Net loss	$(103,611)	$(67,461)

Per common share - basic and diluted
Basic and diluted net loss	$(0.04)	$(0.00)

Weighted average shares
Outstanding, basic and diluted	2,380,952	2,110,560

See Summary of Significant Accounting Policies and Notes to Financial Statements.

ECOMAX, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common stock		Additional
	Number of	Stated or	Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance at June 30, 2019	1,683,452	$168	$5,307	$(208,775)	$(203,300)
Shares issued upon debt conversion	697,500	70	55,730	-	55,800
Net loss	-	-	-	(67,461)	(67,461)
Balance at June 30, 2020	2,380,952	238	61,037	(276,236)	(214,961)
			-
Balance at June 30, 2020	2,380,952	$238	$61,037	$(276,236)	$(214,961)
Cancellation of debt	-	-	225,487	-	225,487
Net loss	-	-	-	(103,611)	(103,611)
Balance at June 30, 2021	2,380,952	238	286,524	(379,847)	(93,085)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

ECOMAX, INC.

STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	2021	2020

Cash flows from operating activities:
Net loss	$(103,611)	$(67,461)
Adjustments to reconcile net loss to cash used in operating activities:
Change in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	37,927	59,137
Net cash used by operating activities	(65,684)	(8,324)

Cash flows from financing activities:
Advances from related party	65,684	8,324
Net cash provided by financing activities	65,684	8,324

Change in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Non-cash investing and financing activities:
Forgiveness of accrued interest, related party	$26,373	$-
Forgiveness of advances, related party	$34,114	$-
Forgiveness of convertible short-term notes, related party	$165,000	$-
Accrued compensation settled with convertible notes payable	$-	$90,000
Common shares issued upon conversion of debt	$-	$55,800

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Ecomax, Inc.

Background and Significant Accounting Policies

June 30, 2021

Note 1. The Company and Significant Accounting Policies

Ecomax, Inc., formerly Ecomat, Inc. (the “Company”) was incorporated on December 14, 1995 pursuant to the laws of the State of Delaware. On February 9, 2007, the Company completed its change in domicile to Nevada. The Company used to operate a wet-cleaning process which was one of the first environmentally sound solution to current dry-cleaning methods.

On April 13, 2021 the Board of Directors (the “Board”) of the Company filed the following with the State of Nevada:

●	A reverse stock split of common stock of one share for every ten (1-for-10) shares outstanding.
●	A change in name from Ecomat, Inc. to Ecomax, Inc.;
●	An increase in the authorized number of shares of capital stock from 75,000,000 to 500,000,000, including 450,000,000 shares of common stock and 50,000,000 shares of preferred stock, and;

All share and per share information, including earnings per share, in this Form 10-K have been retroactively adjusted to reflect this reverse stock split and certain items in prior period financial statements have been revised to conform to the current presentation.

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

Cash and Cash Equivalents:

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents at June 30, 2021 or 2020.

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

Fair Value of Financial Instruments:

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2021 and 2020, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

Our federal and state income tax returns are open for fiscal years ending on or after June 30, 2007. We are not under examination by any jurisdiction for any tax year. At June 30, 2021, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

Recently Issued Accounting Pronouncements:

In January 2017, the FASB issued Accounting Standard Update (ASU) 2017-04, Intangibles-Goodwill and Other (Topic 350) which simplifies the test for goodwill impairment. To address concerns over the cost and complexity of the two-step goodwill impairment test, the amendments in this update remove the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This update is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value”. ASU 2018-13 removes and modifies existing disclosure requirements on fair value measurement, namely regarding transfers between levels of the fair value hierarchy and the valuation processes for Level 3 fair value measurements. Additionally, ASU 2018-13 adds further disclosure requirements for Level 3 fair value measurements, specifically changes in unrealized gains and losses and other quantitative information. ASU 2018-13 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to the Related Party Guidance for Variable Interest Entities. ASU 2018-17 changes how entities evaluate decision-making fees under the variable interest entity guidance. To determine whether decision-making fees represent a variable interest, an entity considers indirect interests held through related parties under common control on a proportional basis, rather than in their entirety. This guidance will be adopted using a retrospective approach and is effective for the Company on January 1, 2020.

In December 2019, the FASB issued ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU provides an exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. This update also (1) requires an entity to recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, (2) requires an entity to evaluate when a step-up in the tax basis of goodwill should be considered part of the business combination in which goodwill was originally recognized for accounting purposes and when it should be considered a separate transaction, and (3) requires that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The Company adopted this ASU on January 1, 2021.

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

We have a current operating loss carry-forward of $379,847. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

	June 30, 2021	June 30, 2020
Individual components giving rise to the deferred tax assets are as follows:
Future tax benefit arising from net operating loss carryovers	$79,768	$58,010
Less valuation allowance	(79,768)	(58,010)
Total deferred tax asset	$-	$ - -

The Company is not under examination by any jurisdiction for any tax year. Our federal and state income tax returns are open for fiscal years ending on or after June 30, 2007.

Note 4. Stockholders’ Equity

Common Stock

The certificate of incorporation authorizes the issuance of 450,000,000 shares of common stock, par value $0.0001. All issued shares of common stock are entitled to one vote per share of common stock. As of June 30, 2021, the Company has 2,380,952 shares of common stock issued and outstanding.

During the year ended June 30, 2021, the Company did not issue any shares of common stock. During the year ended June 30, 2020, the Company and a note holder, agreed to convert the principal amount of $55,000 and the accrued interest of $5,800 into 6,975,000 shares of restricted common stock.

Preferred Stock

The certificate of incorporation authorizes the issuance of 50,000,000 shares of preferred stock with a par value of $0.0001 per share. None are issued.

Stock Based Compensation

There were no grants of employee or non-employee stock or options in either fiscal period ended June 30, 2021 and 2020.

Note 5. Convertible Note

On July 8, 2017, we issued a convertible promissory note for services provided in the principal amount of $50,000 bearing interest at 1% per annum until paid or converted. The conversion price of the note is $0.008 per share. The closing price of the Company’s common stock on July 7, 2017 was $0.08 per share. Interest will be payable upon the maturity date at July 7, 2018. On October 1, 2018, the Company agreed to adjust the interest rate, effective July 1, 2018, on this convertible note from 1% to 8%. On November 19, 2019, WWYD, Inc., the note holder, and the Company agreed to convert the principal amount and the accrued interest of $55,800 into 697,500 shares of restricted common stock. The Company did not record neither gain nor loss in connection with this conversion of debt into equity. As of June 30, 2020, the accrued interest for this convertible note was $0.

On October 12, 2018, we issued a $75,000 convertible promissory note to Ivo Heiden. The convertible note bears interest at 8% per annum until paid or converted. The conversion price of the note is $0.34 per share, the closing price of the Company’s common stock on the date of issuance. Interest will be payable upon the maturity date at October 12, 2020. On May 1, 2020, the convertible promissory note was extended to April 30, 2022. On January 6, 2021, the note holder waived interests and liability of the Company and terminated this note. During the years ended June 30, 2021 and 2020 the Company expensed interest of $3,008 and $5,984, respectively, related to this note. As of June 30, 2021, and June 30, 2020, the Company has recorded $0 and $10,241, respectively, in accrued interest with respect to this convertible note. Due to the forgiveness, the Company recorded $88,249, including $75,000 of the principal, and $13,249 of the accrued interests, into the additional paid in capital account, on January 6, 2021.

On May 1, 2020, we issued a $90,000 convertible promissory note to Ivo Heiden. The convertible note bears interest at 8% per annum until paid or converted. The conversion price of the note is $0.4 per share, the closing price of the Company’s common stock on the date of issuance. Interest will be payable upon the maturity date at May 1, 2022. On January 6, 2021, the note holder waived interests and liability of the Company and terminated this note. During the years ended June 30, 2021, and 2020 the Company expensed interest of $3,610 and $1,203, respectively, related to this note. As of June 30, 2021 and June 30, 2020, the Company has recorded $0 and $1,203, respectively, in accrued interest with respect to this convertible note. Due to the forgiveness, the Company recorded $94,813, including $90,000 of the principal, and $4,813 of the accrued interests, into the additional paid in capital account, on January 6, 2021.

On September 1, 2017, we entered into a Loan Agreement with Ivo Heiden, our sole officer and director, under which we receive funding for general operating expenses from time-to-time as needed by the Company. The Loan Agreement bears interest of 8% per annum and shall be due and payable on a date 366 days from the date of the loan. On May 1, 2020, the Loan Agreement was extended to September 1, 2021. On January 6, 2021, the balance of this loan and accrued interests were waived by Ivo Heiden and the Loan Agreement was terminated on the same day. As of June 30, 2021 and June 30, 2020, the outstanding balance on this loan was $0 and $28,155 with accrued interest of $0 and $7,012. During the years ended June 30, 2021 and 2020, the Company borrowed $0 and $8,324, respectively, under this Loan Agreement. During the years ended June 30, 2021 and 2020, we expensed interest of $1,299 and $2,066, respectively, related to this Loan Agreement. Due to the forgiveness, the Company recorded $42,425, including $75,000 of the total loan amount, and $8,311 of the accrued interests, into the additional paid in capital account, on January 6, 2021.

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

Note 6. Related Party Transactions

Due to Related Parties:

As of June 30, 2021, and June 30, 2020, the advances from our previous CEO was $0 and $28,155, respectively.

As of June 30, 2021, and June 30, 2020, accrued interest due to our previous CEO was $0 and $18,456, respectively.

On March 31, 2021, we entered into a Loan Agreement with New York Listing Management Inc, a related party of us, under which we receive funding for general operating expenses from time-to-time as needed by the Company. The Loan Agreement bears interest of 8% per annum and shall be due and payable on a date 366 days from the date of the loan. As of June 30, 2021 the outstanding balance on this loan was $59,725 with accrued interest of $666. During the year ended June 30, 2021, the Company borrowed $59,725, under this Loan Agreement. During the year ended June 30, 2021 we expensed interest of $666, related to this Loan Agreement.

On May 1, 2020, the Company issued a convertible note of $90,000 to our CEO evidencing previously accrued compensation.

As of September 30, 2019, the Company owed a $50,000 convertible note and accrued interest of $5,262 to WWYD, Inc., a related party.

On November 19, 2019, the Company and WWYD, Inc., a note holder, agreed to convert the principal amount of $55,000 and the accrued interest of $5,800 into 697,500 shares of restricted common stock.

During the year ended June 30, 2021 and 2020, the Company issued 0 and 697,500 shares of common stock.

As of June 30, 2021, the Company accrued $8,000 as compensation expense, which owned to our CEO for his services during the year ended June 30, 2021.

Note 7. Subsequent Events

The Company’s management has performed subsequent events procedures through the date the financial statements were available to be issued. There were no other subsequent events requiring adjustment to or disclosure in the consolidated financial statements.

