Form 10-Q
period 2021-09-30
Ecomax, Inc
filed 2021-10-25
CIK 1008653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-21613

Ecomax, Inc.
(Exact name of registrant as specified in its charter)

Nevada	13-3865026
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Rockefeller Plaza, 10th floor New York, NY	10020
(Address of principal executive offices)	(Zip Code)

(646)-722-2931

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

As of October 25, 2021, there were 2,380,952 shares of common stock, par value $0.0001 per share, outstanding.

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

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ECOMAX, INC.

BALANCE SHEETS

Balance Sheets as of September 30, 2021 and June 30, 2021

	September 30,	June 30,
	2021 (unaudited)	2021
ASSETS

Current assets:
Cash	$-	$-
Total current assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable - trade	$3,600	$7,664
Advances from - related party	93,420	59,725
Accrued interest related party	2,090	666
Accured expenses	18,280	17,030
Accrued expenses - related party	-	8,000

Total current liabilities	117,390	93,085

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 50,000,000 authorized; none issued and outstanding at September 30, 2021 and June 30, 2021.	-	-
Common stock, $0.0001 par value; 450,000,000 shares authorized; 2,380,952 issued and outstanding at September 30, 2021 and June 30, 2021.	238	238
Additional paid-in capital	286,524	286,524
Accumulated deficit	(404,152)	(379,847)
Total stockholders’ deficit	(117,390)	(93,085)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

ECOMAX, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2021 (unaudited)	2020 (unaudited)

Revenues	$-	$-
Cost and expenses:
General and administrative	22,881	1,524
Total operating expenses	22,881	1,524

Other income and expenses

Interest expenses	1,424	3,946
Net loss	$(24,305)	$(5,470)

Per common share - basic and diluted
Basic and diluted net loss	$(0.01)	$(0.00)

Weighted average shares
Outstanding, basic and diluted	2,380,952	2,380,952

See Summary of Significant Accounting Policies and Notes to Financial Statements.

ECOMAX, INC.

STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2021 (unaudited)	2020 (unaudited)

Cash flows from operating activities:
Net loss	$(24,305)	$(5,470)
Adjustments to reconcile net loss to cash used in operating activities:
Change in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	(9,390)	1,721
Net cash used by operating activities	(33,695)	(3,749)

Cash flows from financing activities:
Advances from related party	33,695	3,749
Net cash provided by financing activities	33,695	3,749

Change in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

ECOMAX, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common stock		Additional
	Number of Shares	Stated or Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2020	2,380,952	$238	$61,037	$(276,236)	$(214,961)
Net loss	-	-	-	(5,470)	(5,470)
Balance at September 30, 2020	2,380,952	238	61,037	(281,706)	(220,431)
			-
Balance at June 30, 2021	2,380,952	$238	$286,524	$(379,847)	$(93,085)
Net loss	-	-	-	(24,305)	(24,305)
Balance at September 30, 2021	2,380,952	238	286,524	(404,152)	(117,390)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Ecomax, Inc.

Background and Significant Accounting Policies

September 30, 2021

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

Cash and Cash Equivalents:

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents at September 30, 2021 or June 30, 2021.

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

Our federal and state income tax returns are open for fiscal years ending on or after June 30, 2007. We are not under examination by any jurisdiction for any tax year. At September 30, 2021, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

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

Note 3. Convertible Note

On October 12, 2018, we issued a $75,000 convertible promissory note to Ivo Heiden. The convertible note bears interest at 8% per annum until paid or converted. The conversion price of the note is $0.34 per share, the closing price of the Company’s common stock on the date of issuance. Interest will be payable upon the maturity date at October 12, 2020. On May 1, 2020, the convertible promissory note was extended to April 30, 2022. On January 6, 2021, the note holder waived interests and liability of the Company and terminated this note. During the three months ended September 30, 2021 and 2020 the Company expensed interest of $0 and $1,512, respectively, related to this note.

On May 1, 2020, we issued a $90,000 convertible promissory note to Ivo Heiden. The convertible note bears interest at 8% per annum until paid or converted. The conversion price of the note is $0.4 per share, the closing price of the Company’s common stock on the date of issuance. Interest will be payable upon the maturity date at May 1, 2022. On January 6, 2021, the note holder waived interests and liability of the Company and terminated this note. During the three months ended September 30, 2021, and 2020 the Company expensed interest of $0 and $1,815, respectively, related to this note.

On September 1, 2017, we entered into a Loan Agreement with Ivo Heiden, our sole officer and director, under which we receive funding for general operating expenses from time-to-time as needed by the Company. The Loan Agreement bears interest of 8% per annum and shall be due and payable on a date 366 days from the date of the loan. On May 1, 2020, the Loan Agreement was extended to September 1, 2021. On January 6, 2021, the balance of this loan and accrued interests were waived by Ivo Heiden and the Loan Agreement was terminated on the same day. During the three months ended September 30, 2021 and 2020, we expensed interest of $0 and $619, respectively, related to this Loan Agreement.

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

Note 4. Related Party Transactions

Due to Related Parties:

On March 31, 2021, we entered into a Loan Agreement with New York Listing Management Inc, a related party of us, under which we receive funding for general operating expenses from time-to-time as needed by the Company. The Loan Agreement bears interest of 8% per annum and shall be due and payable on a date 366 days from the date of the loan. As of September 30, and June 30, 2021, the outstanding balance on this loan was $93,420 and $59,725, respectively, with accrued interest of $2,090 and $666, respectively. During the three months ended September 30, 2021, we expensed interest of $1,424, related to this Loan Agreement.

Note 5. Subsequent Events

The Company’s management has performed subsequent events procedures through the date the financial statements were available to be issued. There were no subsequent events requiring adjustment to or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements contained in this quarterly report of Ecomax, Inc. (hereinafter the “Company”, “We” or the “Company”) discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use of words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide forward-looking statements in other materials we release to the public.

General Background of the Company

Ecomax, Inc. (formerly known as Ecomat Inc.) was incorporated on December 14, 1995 pursuant to the laws of the State of Delaware and was formed to develop the Ecomat concept - an environmentally sound solution to the current standard dry cleaning method that utilizes percloroethylene, which has been shown to have various toxic effects.

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

On April 20 and 21, 2021, the Company filed a certificate of change and a certificate of amendment with the Secretary of State of the State of Nevada with respect to the Corporate Actions.

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

Results of Operations during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020

We have not generated any revenues during the three months ended September 30, 2021 and 2020. We had total operating expenses of $22,881 related to general and administrative expenses during the three months ended September 30, 2021 compared to $1,524 during the same period in the prior year. We incurred interest expenses of $1,424 during three months ended September 30, 2021 compared to interest expenses of $3,946 during the three months ended September 30, 2020. During the three months ended September 30, 2021 and 2020, we had a net loss of $24,305 and $5,470, respectively. The increase in our net loss was due the increase on the officer compensation.

Liquidity and Capital Resources

At present, the Company has no business operations and no cash resources other than advances provided by our majority shareholder or an affiliated party. We are dependent upon interim funding provided by our majority shareholder or an affiliated party to pay professional fees and expenses. Our majority shareholder and an affiliated party have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until such time the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by our majority shareholder and our affiliated party.

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

On September 30, 2021 and September 30, 2020, we had no current assets. As of September 30, 2021, we had $117,390 in liabilities consisting of accounts payable of $3,600, advance from a related party of $93,420, accrued interest due to related parties of $2,090 in one loan agreement, and accrued expenses of $18,280.

During the three months ended September 30, 2021, we had negative cash flow from operating activities of $33,695 due to a net loss of $24,305. We financed our negative cash flow from operations $33,695 in advances from New York Listing Management Inc., an affiliated party.

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

On March 31, 2021, we entered into a loan agreement with New York Listing Management Inc., a related party, under which we are able to receive funding of up to $200,000 for general operating expenses from time-to-time as needed by the Company. The loan bears an interest rate of 8% per annum and shall be due and payable on a date three hundred sixty-six (366) days from the date of such loan agreement. As of September 30, 2021, the Company has received a total of $93,420 under this loan agreement.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, and 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a small reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of September 30, 2021, the Company’s Chief Executive Officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective because of the identification of material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the fiscal year ended September 30, 2021. The Company has no formal control process related to the identification and approval of related party transactions. As a shell company, the Company currently has no operations and limited personnel, and it has to date not taken corrective actions for the ineffective disclosure controls and procedures. The Company intends to take corrective actions in the future when its starts operations.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference to our Form 10, Exhibit No.3.1, filed with the Securities and Exchange Commission on July 10, 2017)
3.2	Bylaws (incorporated by reference to our Form 10, Exhibit 3.2, filed with the Securities and Exchange Commission on July 10, 2017)
3.3	Certificate of Amendment dated as of April 21, 2021 and Nevada State Business License dated as of April 22, 2021 (incorporated by reference to our Form 8-K, Exhibit No.3.2, filed with the Securities and Exchange Commission on May 26, 2021.)
3.4	Certificate of Change dated as of April 20, 2021(incorporated by reference to our Form 8-K, Exhibit 3.2, filed with the Securities and Exchange Commission on May 26, 2021.)
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith.
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certification furnished in Exhibit 32 herewith is deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

ECOMAX, INC.
October 25, 2021
	By:	/s/ Yu Yam, Anthony, CHAU
	Name:	Yu Yam, Anthony, CHAU
	Title:	Chief Executive Officer and Chief Financial Officer

