Form 10-Q
period 2021-12-31
Ecomax, Inc
filed 2022-02-01
CIK 1008653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

As of February 1, 2022, there were 2,380,958 shares of common stock, par value $0.0001 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934). The statements herein which are not historical reflect our current expectations and projections about Ecomax, Inc.’s (the “Company”) future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and our interpretation of what we believe to be significant factors affecting our business, including many assumptions about future events. Such forward-looking statements include statements regarding, among other things:

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

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ECOMAX, INC.

BALANCE SHEETS

Balance Sheets as of December 31, 2021 and June 30, 2021

	December 31,	June 30,
	2021 (unaudited)	2021

ASSETS

Current assets:
Cash	$-	$-
Total current assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable - trade	$4,047	$7,664
Advances from - related party	114,500	59,725
Accrued interest related party	4,110	666
Accured expenses	20,280	17,030
Accrued expenses - related party	-	8,000

Total current liabilities	142,937	93,085

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding at December 31, 2021 and June 30, 2021.	-	-
Common stock, $0.0001 par value; 450,000,000 shares authorized; 2,380,958 issued and outstanding at December 31, 2021 and June 30, 2021.	238	238
Additional paid-in capital	286,524	286,524
Accumulated deficit	(429,699)	(379,847)
Total stockholders’ deficit	(142,937)	(93,085)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

ECOMAX, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Six Months Ended December 31,
	2021 (unaudited)	2020 (unaudited)	2021 (unaudited)	2020 (unaudited)

Revenues	$-	$-	$-	$-
Cost and expenses:
General and administrative	23,527	1,085	46,408	2,609
Total operating expenses	23,527	1,085	46,408	2,609

Other income and expenses

Interest expenses	2,020	3,971	3,444	7,917
Net loss	$(25,547)	$(5,056)	$(49,852)	$(10,526)

Per common share - basic and diluted
Basic and diluted net loss	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average shares
Outstanding, basic and diluted	2,380,958	2,380,958	2,380,958	2,380,958

See Summary of Significant Accounting Policies and Notes to Financial Statements.

ECOMAX, INC.

STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2021 (unaudited)	2020 (unaudited)

Cash flows from operating activities:
Net loss	$(49,852)	$(10,526)
Adjustments to reconcile net loss to cash used in operating activities:
Change in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	(4,923)	4,567
Net cash used by operating activities	(54,775)	(5,959)

Cash flows from financing activities:
Advances from related party	54,775	5,959
Net cash provided by financing activities	54,775	5,959

Change in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

ECOMAX, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common stock		Additional
	Number of Shares	Stated or Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2020	2,380,958	$238	$61,037	$(276,236)	$(214,961)
Net loss	-	-	-	(5,470)	(5,470)
Balance at September 30, 2020	2,380,958	238	61,037	(281,706)	(220,431)
Net loss				(5,056)	(5,056)
Balance at December 31, 2020	2,380,958	238	61,037	(286,762)	(225,487)

Balance at June 30, 2021	2,380,958	$238	$286,524	$(379,847)	$(93,085)
Net loss	-	-	-	(24,305)	(24,305)
Balance at September 30, 2021	2,380,958	238	286,524	(404,152)	(117,390)
Net loss				(25,547)	(25,547)
Balance at December 31, 2021	2,380,958	238	286,524	(429,699)	(142,937)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Ecomax, Inc.

Background and Significant Accounting Policies

December 31, 2021

Note 1. The Company and Significant Accounting Policies

Ecomax, Inc., formerly Ecomat, Inc. (the “Company”) was incorporated on December 14, 1995 pursuant to the laws of the State of Delaware. On February 9, 2007, the Company completed its change in domicile to Nevada. The Company used to operate a wet-cleaning process which was one of the first environmentally sound solutions to current dry-cleaning methods.

On April 13, 2021, the board of directors of the Company (the “Board”) filed the following with the State of Nevada:

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

Cash and Cash Equivalents:

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents at December 31, 2021 or June 30, 2021.

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

ASC 740 requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

Uncertain Tax Positions:

The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN No. 48”) which was effective for the Company on January 1, 2007. FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements.

Our federal and state income tax returns are open for fiscal years ending on or after June 30, 2007. We are not under examination by any jurisdiction for any tax year. At December 31, 2021, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

Recently Issued Accounting Pronouncements:

In January 2017, the FASB issued Accounting Standard Update (“ASU”) 2017-04, Intangibles-Goodwill and Other (Topic 350) which simplifies the test for goodwill impairment. To address concerns over the cost and complexity of the two-step goodwill impairment test, the amendments in this update remove the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This update is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted this ASU on January 1, 2020.

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

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to the Related Party Guidance for Variable Interest Entities. ASU 2018-17 changes how entities evaluate decision-making fees under the variable interest entity guidance. To determine whether decision-making fees represent a variable interest, an entity considers indirect interests held through related parties under common control on a proportional basis, rather than in their entirety. This guidance will be adopted using a retrospective approach and became effective for the Company on January 1, 2020.

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

Note 3. Convertible Note

On September 1, 2017, we entered into a Loan Agreement with Ivo Heiden, our sole officer and director, under which we received funding for general operating expenses from time-to-time as needed by the Company. The interest rate was 8% per annum and the loan was due and payable on the date that was 366 days from the date of the loan. On May 1, 2020, the Loan Agreement was extended to September 1, 2021. On January 6, 2021, the balance of this loan and accrued interests were waived by Ivo Heiden and the Loan Agreement was terminated on the same day. During the three months ended December 31, 2021 and 2020, we expensed interest of $0 and $680, respectively, related to this Loan Agreement.

On October 12, 2018, we issued a $75,000 convertible promissory note to Ivo Heiden. The convertible note bears interest at 8% per annum until paid or converted. The conversion price of the note is $0.34 per share, the closing price of the Company’s common stock on the date of issuance. Interest was payable upon the maturity date on October 12, 2020. On May 1, 2020, the convertible promissory note was extended to April 30, 2022. On January 6, 2021, the note holder waived interests and liability of the Company and terminated this note. During the three months ended December 31, 2021 and 2020 the Company expensed interest of $0 and $1,496, respectively, related to this note.

On May 1, 2020, we issued a $90,000 convertible promissory note to Ivo Heiden. The convertible note bears interest at 8% per annum until paid or converted. The conversion price of the note is $0.4 per share, the closing price of the Company’s common stock on the date of issuance. Interest will be payable upon the maturity date on May 1, 2022. On January 6, 2021, the note holder waived interests and liability of the Company and terminated this note. During the three months ended December 31, 2021, and 2020 the Company expensed interest of $0 and $1,795, respectively, related to this note.

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

Note 4. Related Party Transactions

Due to Related Parties:

On March 31, 2021, we entered into a Loan Agreement with New York Listing Management Inc, a related party of us, under which we receive funding for general operating expenses from time-to-time as needed by the Company. The Loan Agreement bears interest of 8% per annum and shall be due and payable on a date 366 days from the date of the loan. As of December 31, and June 30, 2021, the outstanding balance on this loan was $114,500 and $59,725, respectively, with accrued interest of $4,110 and $666, respectively. During the three months ended December 31, 2021, we expensed interest of $2,020, related to this Loan Agreement.

Note 5. Subsequent Events

The Company’s management has performed subsequent events procedures through the date the financial statements were available to be issued. There were no subsequent events requiring adjustment to or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements contained in this quarterly report of Ecomax, Inc. (hereinafter the “Company” or “We”) discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use of words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide forward-looking statements in other materials we release to the public.

General Background of the Company

Ecomax, Inc. (formerly known as Ecomat Inc.) was incorporated on December 14, 1995 pursuant to the laws of the State of Delaware and was formed to develop the Ecomat concept - an environmentally sound solution to the current standard dry cleaning method that utilizes percloroethylene, which has been shown to have various toxic effects.

On March 26, 1999, the Company filed a petition under Chapter 7 for liquidation of the Company’s business. As a result, all of our properties were transferred to a United States Trustee and the Company terminated all of its business operations.

On June 14, 2006, the Bankruptcy Court granted an order approving the sale of certain assets to Park Avenue Group.

On June 15, 2006 and as a result of a Bankruptcy Court order, Park Avenue Group appointed Ivo Heiden to the Board of the Company and to serve as its Chief Executive Officer, Chief Financial Officer, sole director, and Chairman of the Board.

On February 5, 2007, the Company issued 13,230,000 shares of common stock to Ivo Heiden, for services provided valued at $2,500. From that date, Ivo Heiden controlled 78.58% of the issued and outstanding shares of common stock.

On February 9, 2007, the Company completed its change in domicile to Nevada.

On January 5, 2021, the Company entered into a Stock Purchase Agreement (the “SPA”) with Clark Orient (BVI) Limited, (“Clark Orient”), Mr. Heiden, and WWYD, Inc. (WWYD, Inc. was a 5% or more shareholder of the Company; Mr. Heiden and WWYD, Inc. are collectively referred to as the “Sellers”), pursuant to which Clark Orient acquired 20,205,000 shares of common stock of the Company (the “Shares”) from the Sellers for an aggregate purchase price of $320,000. The transaction contemplated in the SPA closed on January 7, 2021. The Shares represent approximately 85% of the issued and outstanding common stock of the Company. The transaction resulted in a change in control of the Company.

In connection with the change in control, Mr. Heiden, our then Chief Executive Officer, Chief Financial Officer, sole director, and Chairman of the Board of the Company, resigned from all of his positions with the Company and the resignations became effective on January 6, 2021. Ms. Yang Gui was appointed as the Chief Executive Officer, Chief Financial Officer, sole director, and Chairwoman of the Board of the Company, effective on January 6, 2021.

On March 11, 2021, upon the departure of Ms. Yang Gui, Mr. Yu Yam Anthony Chau was appointed as the Chief Executive Officer, Chief Financial Officer, sole director, and Chairman of the Board of the Company, effective on March 11, 2021.

On March 18, 2021, by unanimous written consent of the Board of the Company, the Board adopted resolutions approving 1) a reverse split of the Company’s common stock at a ratio of 1-for-10, whereby every 10 shares of the issued and outstanding common stock shall be combined into one share of issued and outstanding common stock (the “Reverse Stock Split”); 2) an increase in the number of the authorized capital stock from 75,000,000 to 500,000,000, with the par value remaining at $0.0001 per share, consisting of 450,000,000 shares of common stock, par value $0.0001 per share and 50,000,000 shares of preferred stock, par value $0.0001 per share (the “Increase of Authorized Stock”); 3) a change of the Company’s name and ticker from “Ecomat, Inc.” and “ECMT,” to “Ecomax, Inc.” and “ECMX” (the “Change of Name,” together with the Reverse Stock Split and the Increase of Authorized Stock, collectively the “Corporate Actions”); 4) amendments to its articles of incorporation to reflect the Corporate Actions (the “Amendments of Articles of Incorporation”); and 5) a proposal that such resolutions be submitted for a vote of the stockholders of the Company.

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

On April 28, 2021, the Company filed an Issuer Notification Form with FINRA requesting confirmation of the Change of Name.

On May, 2021, the Corporate Actions came into effect; our ticker symbol on OTC Markets was changed to EMAX and our name was changed to Ecomax, Inc.

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

The Company is a Blank Check Company

The Company is a development stage company with no revenues, no assets and no specific business plan or purpose. The Company’s business plan is to seek new business opportunities or to engage in a merger or acquisition with an unidentified company. As a result, the Company is a “blank check company” and therefore any offerings of the Company’s securities under the Securities Act of 1933, as amended (the “Securities Act”) must comply with Rule 419 promulgated by the SEC under the Act. The Company’s common stock is a “penny stock,” as defined in Rule 3a51-1 promulgated by the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”). The penny stock rules require a broker-dealer, prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market (the “Penny Stock Rules”). The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the Penny Stock Rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the Penny Stock Rules. So long as the common stock of the Company is subject to the Penny Stock Rules, it may be more difficult to sell the Company’s common stock.

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

Results of Operations during the three months ended December 31, 2021 as compared to the three months ended December 31, 2020

We have not generated any revenues during the three months ended December 31, 2021 and 2020. We had total operating expenses of $23,527 related to general and administrative expenses during the three months ended December 31, 2021 compared to $1,085 during the same period in the prior year. We incurred interest expenses of $2,020 during three months ended December 31, 2021 compared to interest expenses of $3,971 during the three months ended December 31, 2020. During the three months ended December 31, 2021 and 2020, we had a net loss of $25,547 and $5,056, respectively. The increase in our net loss was due the increase on the officer compensation.

Results of Operations during the six months ended December 31, 2021 as compared to the six months ended December 31, 2020

We have not generated any revenues during the six months ended December 31, 2021 and 2020. We had total operating expenses of $46,408 related to general and administrative expenses during the six months ended December 31, 2021 compared to $2,609 during the same period in the prior year. We incurred interest expenses of $3,444 during six months ended December 31, 2021 compared to interest expenses of $7,917 during the six months ended December 31, 2020. During the six months ended December 31, 2021 and 2020, we had a net loss of $49,852 and $10,526, respectively. The increase in our net loss was due the increase on the officer compensation.

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

On December 31, 2021 and Jun 30, 2021, we had no current assets. As of December 31, 2021, we had $142,937 in liabilities consisting of accounts payable of $4,047, advance from a related party of $114,500, accrued interest due to related parties of $4,110 in one loan agreement, and accrued expenses of $20,280. As of June 30, 2021, we had $93,085 in liabilities consisting of accounts payable of $7,664, advance from a related party of $59,725, accrued interest due to related parties of $666 in one loan agreement, and accrued expenses of $25,030.

During the six months ended December 31, 2021, we had negative cash flow from operating activities of $54,775 due to a net loss of $49,852. We financed our negative cash flow from operations $54,775 in advances from New York Listing Management Inc., an affiliated party. During the six months ended December 31, 2020, we had negative cash flow from operating activities of $5,959 due to a net loss of $10,526. We financed our negative cash flow from operations through $5,959 in advances from the previous CEO.

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

On March 31, 2021, we entered into a loan agreement with New York Listing Management Inc., a related party, under which we are able to receive funding of up to $200,000 for general operating expenses from time-to-time as needed by the Company. The loan bears an interest rate of 8% per annum and shall be due and payable on a date three hundred sixty-six (366) days from the date of such loan agreement. As of December 31, 2021, the Company has received a total of $114,500 under this loan agreement.

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

Off-Balance Sheet Arrangements

As of December, 2021, and 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted by the United States of America (“U.S. GAAP”), which require us to make judgments, estimates, and assumptions that affect our reported amount of assets, liabilities, revenue, costs and expenses, and any related disclosures. Although there were no material changes made to the accounting estimates and assumptions in the past three years, we continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from our expectations as a result of changes in our estimates.

We believe that our accounting policies involve a higher degree of judgment and complexity in their application and require us to make significant accounting estimates. Accordingly, the policies we believe are the most critical to understanding and evaluating our financial condition and results of operations are summarized in “Note 1. The Company and Significant Accounting Policies” in the notes to our unaudited financial statements.

Recent Accounting Pronouncements

See “Note 1. The Company and Significant Accounting Policies — Recently Issued Accounting Pronouncements” in the notes to our unaudited financial statements for a discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a small reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of December 31, 2021, the Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective because of the identification of material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the fiscal year ended December 31, 2021. The Company has no formal control process related to the identification and approval of related party transactions. As a shell company, the Company currently has no operations and limited personnel, and it has to date not taken corrective actions for the ineffective disclosure controls and procedures. The Company intends to take corrective actions in the future when its starts operations.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference to our Form 10, Exhibit No.3.1, filed with the Securities and Exchange Commission on July 10, 2017)
3.2	Bylaws (incorporated by reference to our Form 10, Exhibit 3.2, filed with the Securities and Exchange Commission on July 10, 2017)
3.3	Certificate of Amendment dated as of April 21, 2021 and Nevada State Business License dated as of April 22, 2021 (incorporated by reference to our Form 8-K, Exhibit No.3.2, filed with the Securities and Exchange Commission on May 26, 2021.)
3.4	Certificate of Change dated as of April 20, 2021(incorporated by reference to our Form 8-K, Exhibit 3.2, filed with the Securities and Exchange Commission on May 26, 2021.)
31*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 **	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith.
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certification furnished in Exhibit 32 herewith is deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

ECOMAX, INC.
February 1, 2022
	By:	/s/ Yu Yam, Anthony, CHAU
	Name:	Yu Yam, Anthony, CHAU
	Title:	Chief Executive Officer and Chief Financial Officer

