Form 10-Q
period 2022-03-31
Ecomax, Inc
filed 2022-04-19
CIK 1008653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-21613

Ecomax, Inc.
(Exact name of registrant as specified in its charter)

Nevada	13-3865026
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

630 Fifth Ave, Suite 2338, New York, NY	10111
(Address of principal executive offices)	(Zip Code)

(646)-722-2931

(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

As of April 19, 2022, there were 2,380,958 shares of common stock, par value $0.0001 per share, outstanding.

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

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ECOMAX, INC.

BALANCE SHEETS

Balance Sheets as of March 31, 2022 and June 30, 2021

	March 31,	June 30,
	2022 (unaudited)	2021

ASSETS

Current assets:
Cash	$-	$ -
Total current assets	-	-

TOTAL ASSETS	$-	$ -

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable - trade	$4,500	$7,664
Advances from - related party	134,897	59,725
Accrued interest related party	6,495	666
Accrued expenses	21,720	17,030
Accrued expenses - related party	-	8,000
Convertible notes - related party	-	-

Total current liabilities	167,612	93,085

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 50,000,000 authorized; none issued and outstanding at March 31, 2022 and June 30, 2021.	-	-
Common stock, $0.0001 par value; 450,000,000 shares authorized; 2,380,958 issued and outstanding at March 31, 2022 and June 30, 2021.	238	238
Additional paid-in capital	286,524	286,524
Accumulated deficit	(454,374)	(379,847)
Total stockholders’ deficit	(167,612)	(93,085)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

ECOMAX, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022 (unaudited)	2021 (unaudited)	2022 (unaudited)	2021 (unaudited)

Revenues	$-	$-	$-	$-
Cost and expenses:
General and administrative	22,290	47,132	68,698	49,741
Total operating expenses	22,290	47,132	68,698	49,741

Other income and expenses

Interest expenses	2,385	-	5,829	7,917
Net loss	$(24,675)	$(47,132)	$(74,527)	$(57,658)

Per common share - basic and diluted Basic and diluted net loss	$(0.01)	$0.00	$(0.03)	$0.00

Weighted average shares Outstanding, basic and diluted	2,380,958	2,380,958	2,380,958	2,380,958

ECOMAX, INC.

STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2022 (unaudited)	2021 (unaudited)

Cash flows from operating activities:
Net loss	$(74,527)	$(57,658)
Adjustments to reconcile net loss to cash used in operating activities:
Change in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	(645)	51,742
Net cash used by operating activities	(75,172)	(5,916)

Cash flows from financing activities:
Advances from related party	75,172	5,916
Net cash provided by financing activities	75,172	5,916

Change in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Non-cash investing and financing activities:
Forgiveness of accrued interest, related party	$-	$26,373
Forgiveness of advances, related party	$-	$34,114
Forgiveness of convertible short-term notes, related party	$-	$165,000

ECOMAX, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common stock		Additional
	Number of Shares	Stated or Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2020	2,380,958	$238	$61,037	$(276,236)	$(214,961)
Net loss	-	-	-	(5,470)	(5,470)
Balance at September 30, 2020	2,380,958	238	61,037	(281,706)	(220,431)
Net loss				(5,056)	(5,056)
Balance at December 31, 2020	2,380,958	238	61,037	(286,762)	(225,487)
Cancellation of debt			225,487	-	225,487
Net loss				(47,132)	(47,132)
Balance at March 31, 2021	2,380,958	238	61,037	(333,894)	(47,132)

Balance at June 30, 2021	2,380,958	$238	$286,524	$(379,847)	$(93,085)
Net loss	-	-	-	(24,305)	(24,305)
Balance at September 30, 2021	2,380,958	238	286,524	(404,152)	(117,390)
Net loss				(25,547)	(25,547)
Balance at December 31, 2021	2,380,958	238	286,524	(429,699)	(142,937)
Net loss				(24,675)	(24,675)
Balance at March 31, 2022	2,380,958	238	286,524	(454,374)	(167,612)

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

On April 13, 2021 the Board of Directors (the “Board”) of the Company filed certificates of amendment with the State of Nevada to effect the following:

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

Cash and Cash Equivalents:

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents at March 31, 2022 or June 30, 2021.

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

Our federal and state income tax returns are open for fiscal years ending on or after June 30, 2007. We are not under examination by any jurisdiction for any tax year. At March 31, 2022, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

Recently Issued Accounting Pronouncements:

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to the Related Party Guidance for Variable Interest Entities. ASU 2018-17 changes how entities evaluate decision-making fees under the variable interest entity guidance. To determine whether decision-making fees represent a variable interest, an entity considers indirect interests held through related parties under common control on a proportional basis, rather than in their entirety. This guidance is adopted using a retrospective approach and is effective for the Company on January 1, 2020.

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

Note 3. Convertible Note

On October 12, 2018, we issued a $75,000 convertible promissory note to Ivo Heiden. The convertible note bears interest at 8% per annum until paid or converted. The conversion price of the note is $0.34 per share, the closing price of the Company’s common stock on the date of issuance. Interest will be payable upon the maturity date at October 12, 2020. On May 1, 2020, the convertible promissory note was extended to April 30, 2022. On January 6, 2021, the note holder waived interests and liability of the Company and terminated this note. During the three months ended March 31, 2022 and 2021 the Company expensed interest of $0 and $0, respectively, related to this note.

On May 1, 2020, we issued a $90,000 convertible promissory note to Ivo Heiden. The convertible note bears interest at 8% per annum until paid or converted. The conversion price of the note is $0.4 per share, the closing price of the Company’s common stock on the date of issuance. Interest will be payable upon the maturity date at May 1, 2022. On January 6, 2021, the note holder waived interests and liability of the Company and terminated this note. During the three months ended March 31, 2022, and 2021 the Company expensed interest of $0 and $0, respectively, related to this note.

On September 1, 2017, we entered into a Loan Agreement with Ivo Heiden, our sole officer and director, under which we receive funding for general operating expenses from time-to-time as needed by the Company. The Loan Agreement bears interest of 8% per annum and shall be due and payable on a date 366 days from the date of the loan. On May 1, 2020, the Loan Agreement was extended to September 1, 2021. On January 6, 2021, the balance of this loan and accrued interests were waived by Ivo Heiden and the Loan Agreement was terminated on the same day. During the three months ended March 31, 2022 and 2021, we expensed interest of $0 and $0, respectively, related to this Loan Agreement.

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

Note 4. Related Party Transactions

Due to Related Parties:

On March 31, 2021, we entered into a Loan Agreement with New York Listing Management Inc, a related party of us, under which we receive funding for general operating expenses from time-to-time as needed by the Company. The Loan Agreement bears interest of 8% per annum and shall be due and payable on a date 366 days from the date of the loan. As of March 31, 2022, and June 30, 2021, the outstanding balance on this loan was $134,897 and $59,725, respectively, with accrued interest of $6,495 and $666, respectively. During the three months ended March 31, 2022, we expensed interest of $2,385, related to this Loan Agreement.

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

General Background of the Company

Ecomax, Inc. (formerly known as Ecomat Inc.) was incorporated on December 14, 1995 pursuant to the laws of the State of Delaware and was formed to develop the Ecomat concept - an environmentally sound solution to the current standard dry-cleaning method that utilizes percloroethylene, which has been shown to have various toxic effects.

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

Results of Operations during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021

We have not generated any revenues during the three months ended March 31, 2022 and 2021. We had total operating expenses of $22,290 related to general and administrative expenses during the three months ended March 31, 2022 compared to $47,132 during the same period in the prior year. We incurred interest expenses of $2,385 during three months ended March 31, 2022 compared to interest expenses of $0 during the three months ended March 31, 2021. During the three months ended March 31, 2022 and 2021, we had a net loss of $24,675 and $47,132, respectively. The decrease in our net loss was due to combination effect of increased CEO’s compensation and decreased legal expenses.

Results of Operations during the nine months ended March 31, 2022 as compared to the nine months ended March 31, 2021

We have not generated any revenues during the nine months ended March 31, 2022 and 2021. We had total operating expenses of $68,698 related to general and administrative expenses during the nine months ended March 31, 2022 compared to $49,741 during the same period in the prior year. We incurred interest expenses of $5,829 during the nine months ended March 31, 2022 compared to interest expenses of $7,917 during the nine months ended March 31, 2021. During the nine months ended March 31, 2022 and 2021, we had a net loss of $74,527 and $57,658, respectively. The increase in our net loss was due to the increase of CEO’s compensation and legal expenses.

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

On March 31, 2022 and June 30, 2021, we had no current assets. As of March 31, 2022, we had $167,612 in liabilities consisting of accounts payable of $4,500, advance from a related party of $134,897, accrued interest due to related parties of $6,495 in one loan agreement, and accrued expenses of $21,720. As of June 30, 2021, we had $93,085 in liabilities consisting of accounts payable of $7,664, advance from a related party of $59,725, accrued interest due to related parties of $666 in one loan agreement, and accrued expenses of $17,030.

During the nine months ended March 31, 2022, we had negative cash flow from operating activities of $75,172 due to a net loss of $74,527. We financed our negative cash flow from operations $75,172 in advances from New York Listing Management Inc., an affiliated party. During the nine months ended March 31, 2021, we had negative cash flow from operating activities of $5,916 due to a net loss of $57,658. We financed our negative cash flow from operations through $5,916 in advances from the previous CEO.

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

On March 31, 2021, we entered into a loan agreement with New York Listing Management Inc., a related party, under which we are able to receive funding of up to $200,000 for general operating expenses from time-to-time as needed by the Company. The loan bears an interest rate of 8% per annum and shall be due and payable on a date three hundred sixty-six (366) days from the date of such loan agreement. As of March 31, 2022, the Company has received a total of $134,897 under this loan agreement.

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

Off-Balance Sheet Arrangements

As of March 31, 2022, and 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

As of March 31, 2022, the Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective because of the identification of material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the period ended March 31, 2022. The Company has no formal control process related to the identification and approval of related party transactions. As a shell company, the Company currently has no operations and limited personnel, and it has to date not taken corrective actions for the ineffective disclosure controls and procedures. The Company intends to take corrective actions in the future when its starts operations.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the period ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
April 19, 2022
	By:	/s/ Yu Yam, Anthony, CHAU
	Name:	Yu Yam, Anthony, CHAU
	Title:	Chief Executive Officer and Chief Financial Officer

