Form 10-K
period 2022-06-30
Ecomax, Inc
filed 2022-08-26
CIK 1008653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-21613

Ecomax, Inc.

(Exact name of registrant as specified in its charter)

Nevada	13-3865026
(State of Incorporation)	(I.R.S. Employer Identification No.)

630 Fifth Avenue, Suite 2338, New York, NY	10111
(Address of principal executive offices)	(ZIP Code)

Registrant’s telephone number, including area code: (929)-923-2740

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

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
Emerging growth company ☒

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

Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of the last business day of the registrants most recently completed second fiscal quarter was $360,458.

As of August 26, 2022, the registrant had 2,380,958 shares of common stock issued and outstanding.

PART I

ITEM 1. BUSINESS

Some of the statements contained in this annual report on Form 10-K of Ecomax, Inc. (hereinafter the “Company”, “We” or the “Company”) discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. In this annual report, forward-looking statements are generally identified by the words such as “anticipate”, “plan”, “believe”, “expect”, “estimate”, and the like. Forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results or plans to differ materially from those expressed or implied. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. A reader, whether investing in the Company’s securities or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. Important factors that may cause actual results to differ from projections include, for example:

●	the success or failure of management’s efforts to implement the Company’s plan of operation;
●	the ability of the Company to fund its operating expenses;
●	the ability of the Company to compete with other companies that have a similar plan of operation;
●	the effect of changing economic conditions impacting our plan of operation;
●	the ability of the Company to meet the other risks as may be described in future filings with the U.S. Securities and Exchange Commission, or the SEC.

General Background of the Company

Ecomax, Inc. (formerly known as Ecomat Inc., the “Company” or “Ecomax) was incorporated on December 14, 1995, pursuant to the laws of the State of Delaware and was formed to develop the Ecomat concept - an environmentally sound solution to the current standard dry-cleaning method that utilizes perchloroethylene, which has been shown to have various toxic effects.

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

On June 15, 2006, and as a result of the Bankruptcy Court Order, Park Avenue Group appointed Ivo Heiden to the Board of Directors of the Company and to serve as its Chief Executive Officer, Chief Financial Officer, sole director, and Chairman of the Board of Directors.

On February 5, 2007, the Company issued 13,230,000 shares of common stock to Ivo Heiden, for services provided valued at $2,500. Since then, Ivo Heiden controlled 78.58% of the issued and outstanding shares of common stock.

On February 9, 2007, the Company completed its change in domicile to Nevada.

On January 5, 2021, the Company entered into a Stock Purchase Agreement (the “SPA”) with Clark Orient (BVI) Limited, (“Clark Orient”), Mr. Heiden, and WWYD, Inc. (WWYD, Inc. was a 5% or more stockholder of the Company. Mr. Heiden and WWYD, Inc. collectively referred to as the “Sellers”), pursuant to which Clark Orient acquired 20,205,000 shares of common stock of the Company (the “Shares”) from Sellers for an aggregate purchase price of $320,000. The transaction contemplated in the SPA closed on January 7, 2021. The Shares represent approximately 85% of the issued and outstanding common stock of the Company. The transaction resulted in a change in control of the Company.

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

On March 18, 2021, by unanimous written consent of the Board of Directors of the Company, the Board of Directors adopted resolutions approving 1) a reverse split of the Company’s common stock at a ratio of 1-for-10, whereby every 10 shares of the issued and outstanding common stock shall be combined into one share of issued and outstanding common stock (the “Reverse Stock Split”); 2) an increase in the number of the authorized capital stock from 75,000,000 to 500,000,000, with the par value remaining at $0.0001 per share, consisting of 450,000,000 shares of common stock, par value $0.0001 per share and 50,000,000 shares of preferred stock, par value $0.0001 per share (the “Increase of Authorized Stock”); 3) a change of the Company’s name and ticker from “Ecomat, Inc.” and “ECMT,” to “Ecomax, Inc.” and “ECMX” (the “Change of Name,” together with the Reverse Stock Split and the Increase of Authorized Stock, collectively as the “Corporate Actions”); 4) amendments to its articles of incorporation to reflect the Corporate Actions (the “Amendments of Articles of Incorporation”); and 5) a proposal that such resolutions be submitted for a vote of the stockholders of the Company.

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

On May 21, 2021, the change of the Company’s name to “Ecomax, Inc.” became effective.

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

Management has substantial flexibility in identifying and selecting a prospective new business opportunity. The Company is dependent on the judgment of its management in connection with this process. In evaluating a prospective business opportunity, we would consider, among other factors, the following:

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

The time and costs required to pursue new business opportunities, which includes negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws, cannot be ascertained with any degree of certainty. In addition, the global COVID-19 pandemic has created significant challenges for us to search for a target and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 pandemic.

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

The Company is a Blank Check Company

At present, the Company is a development stage company with no revenues, no assets and no specific business plan or purpose. The Company’s business plan is to seek new business opportunities or to engage in a merger or acquisition with an unidentified company. As a result, the Company is a “blank check company” and, as a result, any offerings of the Company’s securities under the Securities Act of 1933, as amended (the “Securities Act”) must comply with Rule 419 promulgated by the SEC under the Act. The Company’s common stock is a “penny stock,” as defined in Rule 3a51-1 promulgated by the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”). The penny stock rules require a broker-dealer, prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market (the “Penny Stock Rules”). The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the Penny Stock Rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the Penny Stock Rules. So long as the common stock of the Company is subject to the Penny Stock Rules, it may be more difficult to sell the Company’s common stock.

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

We will be deemed a blank check company under Rule 419 of the Securities Act

The provisions of Rule 419 apply to registration statements filed under the Securities Act by a blank check company, such as our Company. Rule 419 requires that a blank check company filing a registration statement deposit the securities being offered and proceeds of the offering into an escrow or trust account pending the execution of an agreement for an acquisition or merger.

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

Our auditors have expressed substantial doubt about our ability to continue as a going concern

Our audited financial statements for the years ended June 30, 2022 and 2021, were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. There is not enough cash on hand to fund our administrative expenses and operating expenses for the next twelve months.

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

Conflicts of Interest

The Company’s management is not required to commit its full time to the Company’s affairs. As a result, pursuing new business opportunities may require a longer period of time than if management would devote full time to the Company’s affairs. Management is not precluded from serving as an officer or director of any other entity that is engaged in business activities similar to those of the Company. Management has not identified and is not currently negotiating a new business opportunity for us. In the future, our management may become associated or affiliated with entities engaged in business activities similar to those we intend to conduct. In such event, our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In the event that the Company’s management has multiple business affiliations, our management may have legal obligations to present certain business opportunities to multiple entities. In the event that a conflict of interest shall arise, management will consider factors such as reporting status, availability of audited financial statements, current capitalization and the laws of jurisdictions. If several business opportunities or operating entities approach management with respect to a business combination, management will consider the foregoing factors as well as the preferences of the management of the operating company. However, management will act in what it believes will be in the best interests of the stockholders of the Company.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company’s corporate office is located at 630 Fifth Avenue, Suite 2338, New York, NY 10111, which space is provided to us on a rent-free basis by New York Listing Management Inc. The Company believes that the office facilities are sufficient for the foreseeable future and this arrangement will remain until we find a new business opportunity.

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

Securities Authorized for Issuance Under Equity Compensation Plans

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal year ended June 30, 2022 and 2021.

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

Results of Operations during the year ended June 30, 2022 as compared to the year ended June 30, 2021

We have not generated any revenues during the years 2022 and 2021. We had total operating expenses of $105,448 related to general and administrative expenses during the year ended June 30, 2022 compared to total operating expenses of $95,028 during the year ended June 30, 2021. We incurred interest expense of $9,158 during the year ended June 30, 2022 compared to interest expense of $8,583 during the year ended June 30, 2021. During the year ended June 30, 2022 and 2021, we had a net loss of $114,605 and $103,611, respectively, mainly due to our increased general and administrative expenses.

Liquidity and Capital Resources

At present, the Company has no business operations and no cash resources other than that provided by our majority stockholder or an affiliated party. We are dependent upon interim funding provided by our majority stockholder or an affiliated party to pay professional fees and expenses. Our majority stockholder and an affiliated party have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by our majority stockholder or our affiliated party.

If we require additional financing, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. The Company depends upon services provided by management and funding provided by our majority stockholder or our affiliated party to fulfill its filing obligations under the Exchange Act. At present, the Company has no financial resources to pay for such services.

The Company does not currently engage in any business activities that provide cash flow.

During the next 12 months we anticipate incurring costs related to:

●	filing of Exchange Act reports.
●	franchise fees, registered agent fees and accounting fees,
●	Compensation to our management, and
●	investigating, analyzing and consummating an acquisition or business combination.

We estimate that these costs will be in the range of one hundred thousand to two hundred thousand dollars per year, and that we will be able to meet these costs as necessary, to be loaned to us by our majority stockholder or our affiliated party.

As of June 30, 2022 and 2021, we had no current assets. As of June 30, 2022, we had $207,690 in current liabilities consisting of accounts payable of $3,250, note payable to a related party of $191,091, accrued interests due to related parties of $3,329, and accrued expenses of $10,020. As of June 30, 2021, we had $93,085 in liabilities consisting of accounts payable of 7,664, note payable to a related party of $59,725, accrued interest due to related parties of $666, and accrued expenses of $25,030.

On January 6, 2021, Ivo Heiden waived the accrued interests and liabilities of the loan agreement between him and the Company dated September 1, 2017, and two convertible notes (one dated May 1, 2020, the other October 12, 2018) for the total amount of $225,487, and the Company recorded such amount as additional paid in capital accordingly.

We had a negative cash flow from operations of $124,871 during the year ended June 30, 2022 mainly due to a net loss of $114,605 offset by a decrease in accounts payable and accrued liabilities of $10,266. We financed our negative cash flow from operations during the year ended June 30, 2022 through advances made by our affiliated party of $124,871.

We had a negative cash flow from operations of $65,684 during the year ended June 30, 2021 mainly due to a net loss of $103,611 offset by an increase in accounts payable and accrued liabilities of $37,927. We financed our negative cash flow from operations during the year ended June 30, 2021 through advances made by our affiliated party of $65,684.

The Company currently plans to satisfy its cash requirements for the next 12 months through borrowings from New York Listing Management Inc., an affiliated party, and believes it can satisfy its cash requirements so long as it is able to obtain financing from New York Listing Management Inc. The Company expects that money borrowed will be used during the next 12 months to satisfy the Company’s operating costs, professional fees and for general corporate purposes. On September 1, 2017, we formalized a verbal funding agreement and entered into a loan agreement with Ivo Heiden, our then sole officer and director, under which we receive funding of up to $100,000 for general operating expenses from time-to-time as needed by the Company. The loan bore an interest rate of 8% per annum and was due and payable on a date three hundred sixty-six (366) days from the date of the loan agreement. On May 1, 2020, the loan agreement was extended to September 1, 2021. As of January 6, 2021, the Company has received a total of $34,114 under this loan agreement. On January 6, 2021, Mr. Heiden waived all principal and interests owed by the Company.

On March 31, 2021, we entered into a loan agreement with New York Listing Management Inc., a related party, under which we are able to receive funding of up to $200,000 for general operating expenses from time-to-time as needed by the Company (the “NYLM Loan Agreement”). The NYLM Loan Agreement bears an interest rate of 8% per annum and is due and payable on the date that is three hundred sixty-six (366) days from the date of such loan agreement. On March 31, 2022, we extended the NYLM Loan Agreement with New York Listing Management Inc. and such loan agreement will expire on March 31, 2023. As of June 30, 2022, and June 30, 2021, the outstanding balance on this loan was $191,091 and $59,725, respectively, with accrued interest of $3,329 and $666, respectively. As of June 30, 2022, we expensed interest of $9,158, related to this NYLM Loan Agreement.

The Company intends to repay the loan from New York Listing Management Inc. at a time when it has the cash resources to do so.

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors issued an unqualified audit opinion for the years ended June 30, 2022 and 2021 with an explanatory paragraph on going concern.

Off-Balance Sheet Arrangements

As of June 30, 2022 and 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of June 30, 2022 and 2021, we did not have any contractual obligations.

Significant Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended June 30, 2022 and 2021, and are included elsewhere in this annual report.

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

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2022, the Company’s Chief Executive Officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective because of the identification of material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the fiscal year ended June 30, 2022. The Company has no formal control process related to the identification and approval of related party transactions. As a shell company, the Company currently has no operations and limited personnel, and it has to date not taken corrective actions for the ineffective disclosure controls and procedures. The Company intends to take corrective actions in the future when its starts operations.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of June 30, 2022 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on our assessment and those criteria, we have concluded that our internal control over financial reporting were ineffective because of the identification of material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the year ended June 30, 2022. The Company has no formal control process related to the identification and approval of related party transactions. As a shell company, the Company currently has no operations and limited personnel, and it has to date not taken corrective actions for the ineffective internal control over its financial reporting. The Company intends to take corrective actions in the future when its starts operations.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fiscal year ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of the member of our Board of Director and our executive officers and the positions held by each.

Name	Age	Title
Yu Yam, Anthony, Chau	46	Chief Executive Officer, Chief Financial Officer, sole director and Chairman of the Board

Yu Yam, Anthony, Chau, 46, has been our Chief Executive Officer, Chief Financial Officer, sole director and Chairman of the Board of Directors since March 11, 2021. Mr. Chau has over 20 years of experience in providing financial advisory and corporate service to companies across various industries. From March 1998 to January 2014, Mr. Chau worked at W. M. Sum & Co., an audit firm, as an audit trainee and his last position held was senior auditor during which he was responsible for preparing audit reports and advising on tax matters for private companies in Hong Kong and the PRC, such as property investors, manufacturers, property developers and securities traders. Mr. Chau then acted as group financial controller to Rising Peak Investment Guangzhou Company Limited, an investment company, between February 2014 and August 2015, where he was mainly responsible for financial and company secretarial matters. From September 2015 to November 2018. Mr. Chau served as group financial controller to Wide Strong Resources Limited, an investment company, during which he supervised the initial public offering of a PRC company on the Shenzhen Stock Exchange and was involved in subsequent fund-raising activities. Mr. Chau received a Bachelor in Business (Accounting and Finance) from the University of Technology Sydney in Australia in May 1998. Mr. Chau completed the CPA qualification program with the Hong Kong Institute of Certified Public Accountants in September 2010. In January 2011, Mr. Chau became a certified public accountant of the Hong Kong Institute of Certified Public Accountants and has been registered as a practicing certified public accountant since January 2015. In March 2018, Mr. Chau became a fellow of the Hong Kong Institute of Certified Public Accountants. Mr. Chau has not been a director of any public company in the last three years.

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

				Stock Option	Stock	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	(#)	($)	($)
Yu Yam, Anthony, Chau Chief Executive Officer and Chief Financial Officer (1)	2021	$24,000	N/A	N/A	N/A	N/A	$24,000
	2022	$72,000	N/A	N/A	N/A	N/A	$72,000

(1) Mr. Chau received employment compensation pursuant to an employment agreement entered into with the Company dated March 11, 2021 as the Company’s Chief Executive Officer and Chief Financial Officer.

Option Grants in Last Fiscal Year

The Company did not grant any options in the fiscal year ended June 30, 2022.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of June 30, 2022. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group.

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

5% Stockholders
Clark Orient (BVI) Limited	2,020,500	84.861%
ROOM 2906, 29/F CHINA ONLINE CENTRE 333 LOCKHART ROAD, WANCHAI HONG KONG CHINA

Palatin AG	156,000	6.552%
Beethovenstrasse 43
8022 Zuerich, Switzerland

All officers and directors as a group (one person)	0	0%

(1) The address of Mr. Chau is 630 Fifth Avenue, Suite 2338, New York, NY, 10111

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the years ended June 30, 2022 and 2021, New York Listing Management Inc. made cash advances of $131,366 and $59,275, respectively, to the Company for franchise taxes, audit fees and registered agent fees. As of June 30, 2022 and 2021, the Company owed $3,329 and $666, respectively, in accrued interest to New York Listing Management Inc. The interest for these advances is 8%.

During the years ended June 30, 2022 and 2021, our then director, Mr. Heiden made cash advances of $0 and $5,959, respectively, to the Company for franchise taxes, audit fees and registered agent fees. As of June 30, 2022 and 2021, the Company owed $0 and $0, respectively, in accrued interest to Mr. Heiden. The interest for these advances is 8%. On January 6, 2021, Mr. Heiden has waived the accrued interests and liabilities of the Loan Agreement and two convertible notes (one dated May 1, 2020, the other October 12, 2018) for the total amount of $225,487, the Company has recorded such amount as additional paid in capital accordingly.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company’s Board of Directors has appointed M&K CPAS, PLLC as independent public accountant for the fiscal year ended June 30, 2022 and 2021.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by M&K CPAS, PLLC for the audit of the Company’s annual financial statements for the years ended June 30, 2022 and 2021, and fees billed for other services rendered by M&K CPAS, PLLC during those periods.

	Year Ended
	June 30, 2022	June 30, 2021
Audit fees	$10,750	$6,875
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
In total	10,750	6,875

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

(3) Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference to our Form 10, Exhibit No.3.1, filed with the Securities and Exchange Commission on July 10, 2017)
3.2	Bylaws (incorporated by reference to our Form 10, Exhibit No.3.2, filed with the Securities and Exchange Commission on July 10, 2017)
3.3	Certificate of Amendment dated as of April 21, 2021 and Nevada State Business License dated as of April 22, 2021 (incorporated by reference to our Form 8-K, Exhibit No.3.2, filed with the Securities and Exchange Commission on May 26, 2021.)
3.4	Certificate of Change dated as of April 20, 2021(incorporated by reference to our Form 8-K, Exhibit No.3.1, filed with the Securities and Exchange Commission on May 26, 2021.)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Ecomax, Inc.

By:	/s/ Yu Yam, Anthony, CHAU
Yu Yam, Anthony, CHAU
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: August 26, 2022

By:	/s/ Yu Yam, Anthony, CHAU
Yu Yam, Anthony, CHAU
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: August 26, 2022

ECOMAX, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Ecomax, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ecomax, Inc. (the Company) as of June 30, 2022 and 2021, and the related statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended June 30, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021 and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about is ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As discussed in Note 2, the Company has a going concern due to net loss during the year as well as having negative cash flows from operations during the year ended June 30, 2022.

To evaluate the appropriateness of the going concern, we examined and evaluated the financial information along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2016.

Houston, Texas

August 26, 2022

ECOMAX, INC.

BALANCE SHEETS

Balance Sheets as of June 30, 2022 and 2021

	June 30,	June 30,
	2022	2021
ASSETS
Current assets:
Cash	$-	$-
Total current assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable – trade	$3,250	$7,664
Note payable - related party	191,091	59,725
Accrued interest related party	3,329	666
Accrued expenses	10,020	17,030
Accrued expenses - related party	-	8,000

Total current liabilities	207,690	93,085

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 50,000,000 authorized; none issued and outstanding at June 30, 2022 and 2021.	-	-
Common stock, $0.0001 par value; 450,000,000 shares authorized; 2,380,958 issued and outstanding at June 30, 2022 and 2021	238	238
Additional paid-in capital	286,524	286,524
Accumulated deficit	(494,452)	(379,847)
Total stockholders’ deficit	(207,690)	(93,085)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

ECOMAX, INC.

STATEMENTS OF OPERATIONS

	Fiscal Year Ended June, 30
	2022	2021

Revenues	$-	$-
Cost and expenses:
General and administrative	105,448	95,028
Total operating expenses	105,448	95,028

Other income and expenses

Interest expenses	9,158	8,583
Net loss	$(114,605)	$(103,611)

Per common share - basic and diluted
Basic and diluted net loss	$(0.05)	$(0.04)

Weighted average shares
Outstanding, basic and diluted	2,380,958	2,380,958

See Summary of Significant Accounting Policies and Notes to Financial Statements.

ECOMAX, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common stock		Additional
	Number of	Stated or	Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance at June 30, 2020	2,380,958	$238	$61,037	$(276,236)	$(214,961)
Shares issued upon debt conversion	-	-	225,487	-	225,487
Net loss	-	-	-	(103,611)	(103,611)
Balance at June 30, 2021	2,380,958	238	286,524	(379,847)	(93,085)
			-
Balance at June 30, 2021	2,380,958	$238	$286,524	$(379,847)	$(93,085)
Net loss	-	-	-	(114,605)	(114,605)
Balance at June 30, 2022	2,380,958	238	286,524	(494,452)	(207,690)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

ECOMAX, INC.

STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	2022	2021

Cash flows from operating activities:
Net loss	$(114,605)	$(103,611)
Adjustments to reconcile net loss to cash used in operating activities:
Change in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	(10,266)	37,927
Net cash used by operating activities	(124,871)	(65,684)

Cash flows from financing activities:
Advances from related party	124,871	65,684
Net cash provided by financing activities	124,871	65,684

Change in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Non-cash investing and financing activities:
Forgiveness of accrued interest, related party	$-	$26,373
Forgiveness of advances, related party	$-	$34,114
Forgiveness of convertible short-term notes, related party	$-	$165,000
Accrued interest to debt	$6,495	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Ecomax, Inc.

Background and Significant Accounting Policies

June 30, 2022

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

Cash and Cash Equivalents:

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents at June 30, 2022 or 2021.

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

Earnings per Common Share:

We compute net income (loss) per share in accordance with ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

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

Recently Issued Accounting Pronouncements:

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to the Related Party Guidance for Variable Interest Entities. ASU 2018-17 changes how entities evaluate decision-making fees under the variable interest entity guidance. To determine whether decision-making fees represent a variable interest, an entity considers indirect interests held through related parties under common control on a proportional basis, rather than in their entirety. This guidance will be adopted using a retrospective approach and is effective for the Company on January 1, 2020. The Company adopted this ASU on January 1, 2020. Upon adoption, there was no effect to the Company.

In December 2019, the FASB issued ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU provides an exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. This update also (1) requires an entity to recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, (2) requires an entity to evaluate when a step-up in the tax basis of goodwill should be considered part of the business combination in which goodwill was originally recognized for accounting purposes and when it should be considered a separate transaction, and (3) requires that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The Company adopted this ASU on January 1, 2021. Upon adoption, there was no effect to the Company.

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

We have a current operating loss carry-forward of $494,452. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

	June 30, 2022	June 30, 2021
Individual components giving rise to the deferred tax assets are as follows:
Future tax benefit arising from net operating loss carryovers	$103,835	$79,768
Less valuation allowance	(103,835)	(79,768)
Total deferred tax asset	$-	$-

The Company is not under examination by any jurisdiction for any tax year. Our federal and state income tax returns are open for fiscal years ending on or after June 30, 2007.

Note 4. Stockholders’ Equity

Common Stock

The certificate of incorporation authorizes the issuance of 450,000,000 shares of common stock, par value $0.0001. All issued shares of common stock are entitled to one vote per share of common stock. As of June 30, 2022, the Company has 2,380,958 shares of common stock issued and outstanding.

During the year ended June 30, 2022, and 2021, the Company did not issue any shares of common stock.

Preferred Stock

The certificate of incorporation authorizes the issuance of 50,000,000 shares of preferred stock with a par value of $0.0001 per share. None are issued.

Stock Based Compensation

There were no grants of employee or non-employee stock or options in either fiscal period ended June 30, 2022 and 2021.

Note 5. Convertible Note

On October 12, 2018, we issued a $75,000 convertible promissory note to Ivo Heiden. The convertible note bears interest at 8% per annum until paid or converted. The conversion price of the note is $0.34 per share, the closing price of the Company’s common stock on the date of issuance. Interest will be payable upon the maturity date at October 12, 2020. On May 1, 2020, the convertible promissory note was extended to April 30, 2022. On January 6, 2021, the note holder waived interests and liability of the Company and terminated this note. During the years ended June 30, 2022 and 2021 the Company expensed interest of $0 and $3,008, respectively, related to this note. As of June 30, 2022, and June 30, 2021, the Company has recorded $0 and $0, respectively, in accrued interest with respect to this convertible note. Due to the forgiveness, the Company recorded $88,249, including $75,000 of the principal, and $13,249 of the accrued interests, into the additional paid in capital account, on January 6, 2021.

On May 1, 2020, we issued a $90,000 convertible promissory note to Ivo Heiden. The convertible note bears interest at 8% per annum until paid or converted. The conversion price of the note is $0.4 per share, the closing price of the Company’s common stock on the date of issuance. Interest will be payable upon the maturity date at May 1, 2022. On January 6, 2021, the note holder waived interests and liability of the Company and terminated this note. During the years ended June 30, 2022, and 2021 the Company expensed interest of $0 and $3,610, respectively, related to this note. As of June 30, 2022 and June 30, 2021, the Company has recorded $0 and $0, respectively, in accrued interest with respect to this convertible note. Due to the forgiveness, the Company recorded $94,813, including $90,000 of the principal, and $4,813 of the accrued interests, into the additional paid in capital account, on January 6, 2021.

On September 1, 2017, we entered into a Loan Agreement with Ivo Heiden, our sole officer and director, under which we receive funding for general operating expenses from time-to-time as needed by the Company. The Loan Agreement bears interest of 8% per annum and shall be due and payable on a date 366 days from the date of the loan. On May 1, 2020, the Loan Agreement was extended to September 1, 2021. On January 6, 2021, the balance of this loan and accrued interests were waived by Ivo Heiden and the Loan Agreement was terminated on the same day. As of June 30, 2022 and June 30, 2021, the outstanding balance on this loan was $0 and $0 with accrued interest of $0 and $0. During the years ended June 30, 2022 and 2021, the Company borrowed $0 and $0, respectively, under this Loan Agreement. During the years ended June 30, 2022 and 2021, we expensed interest of $0 and $1,299, respectively, related to this Loan Agreement. Due to the forgiveness, the Company recorded $42,425, including $75,000 of the total loan amount, and $8,311 of the accrued interests, into the additional paid in capital account, on January 6, 2021.

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

Note 6. Related Party Transactions

Note Payable – related party:

On March 31, 2021, we entered into a Loan Agreement with New York Listing Management Inc, a related party of us, under which we receive funding for general operating expenses from time-to-time as needed by the Company. The Loan Agreement bears interest of 8% per annum and shall be due and payable on a date 366 days from the date of the loan. On April 1, 2022, the Loan Agreement was extended to March 31, 2023 As of June 30, 2022 and June 30, 2021 the outstanding balance on this loan was $191,091 and $59,725, with accrued interest of $3,329 and $666, respectively,. During the year ended June 30, 2022 and June 30, 2021, the Company borrowed $131,366 and $59,725, respectively, under this Loan Agreement. During the year ended June 30, 2022 and June 30, 2021 we expensed interest of $9,158 and $666, respectively, related to this Loan Agreement.

Note 7. Subsequent Events

The Company’s management has performed subsequent events procedures through the date the financial statements were available to be issued. There were no other subsequent events requiring adjustment to or disclosure in the consolidated financial statements.

