Form 10-Q
period 2022-09-30
Ecomax, Inc
filed 2022-10-28
CIK 1008653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-21613

Ecomax, Inc.
(Exact name of registrant as specified in its charter)

Nevada	13-3865026
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

630 Fifth Avenue, Suite 2338, New York,	10111
(Address of principal executive offices)	(Zip Code)

(929)-923-2740

(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

As of October 28, 2022, there were 2,380,958 shares of common stock, par value $0.0001 per share, outstanding.

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

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ECOMAX, INC.

BALANCE SHEETS

Balance Sheets as of September 30, 2022 and June 30, 2022

	September 30,	June 30,
	2022 (unaudited)	2022

ASSETS

Current assets:
Cash	$-	$-
Total current assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable - trade	$3,615	$3,250
Advances from - related party	214,970	191,091
Accrued interest related party	7,356	3,329
Accrued expenses	10,520	10,020

Total current liabilities	236,461	207,690

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 50,000,000 authorized; none issued and outstanding at September 30, 2022 and June 30, 2022.	-	-
Common stock, $0.0001 par value; 450,000,000 shares authorized; 2,380,958 issued and outstanding at September 30, 2022 and June 30, 2022.	238	238
Additional paid-in capital	286,524	286,524
Accumulated deficit	(523,223)	(494,452)
Total stockholders’ deficit	(236,461)	(207,690)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

4

ECOMAX, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2022 (unaudited)	2021 (unaudited)

Revenues	$-	$-
Cost and expenses:
General and administrative	24,744	22,881
Total operating expenses	24,744	22,881

Other income and expenses

Interest expenses	4,027	1,424
Net loss	$(28,771)	$(24,305)

Per common share - basic and diluted
Basic and diluted net loss	$(0.01)	$(0.01)

Weighted average shares
Outstanding, basic and diluted	2,380,958	2,380,958

ECOMAX, INC.

STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2022 (unaudited)	2021 (unaudited)

Cash flows from operating activities:
Net loss	$(28,771)	$(24,305)
Adjustments to reconcile net loss to cash used in operating activities:
Change in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	4,892	(9,390)
Net cash used by operating activities	(23,879)	(33,695)

Cash flows from financing activities:
Advances from related party	23,879	33,695
Net cash provided by financing activities	23,879	33,695

Change in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

ECOMAX, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common stock		Additional
	Number of Shares	Stated or Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2021	2,380,952	$238	$286,524	$(379,847)	$(93,085)
Net loss	-	-	-	(24,305)	(24,305)
Balance at September 30, 2021	2,380,952	238	286,524	(404,152)	(117,390)

Balance at June 30, 2022	2,380,952	$238	$286,524	$(494,452)	$(207,690)
Net loss	-	-	-	(28,771)	(28,771)
Balance at September 30, 2022	2,380,952	238	286,524	(523,223)	(236,461)

Ecomax, Inc.

Background and Significant Accounting Policies

September 30, 2022

Note 1. The Company and Significant Accounting Policies

Ecomax, Inc., formerly known as Ecomat, Inc. (the “Company”) was incorporated on December 14, 1995, pursuant to the laws of the State of Delaware. On February 9, 2007, the Company completed its change in domicile to Nevada. The Company used to operate a wet-cleaning process which was one of the first environmentally sound solution to current dry-cleaning methods.

On April 13, 2021 the Board of Directors (the “Board”) of the Company filed the following with the State of Nevada:

●	A reverse stock split of common stock of one share for every ten (1-for-10) shares outstanding.
●	A change in name from Ecomat, Inc. to Ecomax, Inc.; and;
●	An increase in the authorized number of shares of capital stock from 75,000,000 to 500,000,000, including 450,000,000 shares of common stock and 50,000,000 shares of preferred stock.

All share and per share information, including earnings per share, in this Form 10-Q have been retroactively adjusted to reflect this reverse stock split and certain items in prior period financial statements have been revised to conform to the current presentation.

Basis of Presentation:

We adopted “fresh-start” accounting as of June 15, 2006 in accordance with procedures specified by AICPA Statement of Position (“SOP”) No. 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”.

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

Cash and Cash Equivalents:

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents at September 30, 2022 or June 30, 2022.

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

Fair Value of Financial Instruments:

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At September 30, 2022 and June 30, 2022, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

Our federal and state income tax returns are open for fiscal years ending on or after June 30, 2007. We are not under examination by any jurisdiction for any tax year. At September 30, 2022, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

Recently Issued Accounting Pronouncements:

In December 2019, the FASB issued ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU provides an exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. This update also (1) requires an entity to recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, (2) requires an entity to evaluate when a step-up in the tax basis of goodwill should be considered part of the business combination in which goodwill was originally recognized for accounting purposes and when it should be considered a separate transaction, and (3) requires that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The Company adopted this ASU on July 1, 2021. Upon adoption, there was no effect to the Company.

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

Currently, we get financial support for daily operating expenses from our related party. If a business combination transaction is not consummated, we do not believe that we could succeed in raising additional capital, from unrelated parties, needed to sustain our operations without some strategic transaction, such as a business combination or merger. If we are unable to consummate such a transaction, we expect that we would need to either continue to borrow funds from related party, or cease all operations and wind down. Although we are currently evaluating our strategic alternatives with respect to all aspects of our business, we cannot assure you that any actions that we take would raise or generate sufficient capital to fully address the uncertainties of our financial position.

Note 3. Related Party Transactions

Note Payable – related party:

On March 31, 2021, we entered into a loan agreement with New York Listing Management Inc, a related party of us, under which we receive funding for general operating expenses from time-to-time as needed by the Company (the “Loan Agreement”). The Loan Agreement bears interest of 8% per annum and shall be due and payable on a date 366 days from the date of the loan. On April 1, 2022, the Loan Agreement was extended to March 31, 2023. As of September 30, 2022 and June 30, 2022, the outstanding balance on this loan was $214,970 and $191,091, with accrued interest of $7,356 and $3,329, respectively. During the three months ended September 30, 2022 and September 30, 2021, the Company borrowed $23,879 and $33,695, respectively, under this Loan Agreement. During the three months ended September 30, 2022 and September 30, 2021 we expensed interest of $4,027 and $1,424, respectively, related to this Loan Agreement.

Note 4. Subsequent Events

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

On March 26, 1999, the Company filed a petition under Chapter 7 for liquidation of the Company’s business. As a result of which, all of the Company’s properties were transferred to a United States trustee and the Company terminated all of its business operations. The bankruptcy trustee has disposed of all of the assets.

On June 14, 2006, the bankruptcy court granted an order approving the contract and finding that Park Avenue Group was a good faith purchaser within the meaning of 11 USC Section 363(m) of the Bankruptcy Code.

On June 15, 2006, and as a result of the Bankruptcy court’s order, Park Avenue Group appointed Ivo Heiden to the board of directors of the Company and to serve as its Chief Executive Officer, Chief Financial Officer, sole director, and Chairman of the board of directors.

On February 5, 2007, the Company issued 13,230,000 shares of common stock to Ivo Heiden, for services provided valued at $2,500. Since then, Ivo Heiden controlled 78.58% of the issued and outstanding shares of common stock.

On February 9, 2007, the Company completed its change in domicile to Nevada.

On January 5, 2021, the Company entered into a Stock Purchase Agreement (the “SPA”) with Clark Orient (BVI) Limited, (“Clark Orient”), Mr. Heiden, and WWYD, Inc. (WWYD, Inc. was a 5% or more shareholder of the Company. Mr. Heiden and WWYD, Inc. collectively referred to as the “Sellers”), pursuant to which Clark Orient acquired 20,205,000 shares of common stock of the Company (the “Shares”) from Sellers for an aggregate purchase price of $320,000. The transaction contemplated in the SPA closed on January 7, 2021. The Shares represented approximately 85% of the issued and outstanding common stock of the Company. The transaction resulted in a change in control of the Company.

In connection with the change in control, Mr. Heiden, the then Chief Executive Officer, Chief Financial Officer, sole director, and Chairman of the board of directors of the Company, resigned from all of his positions with the Company and the resignations became effective on January 6, 2021. Ms. Yang Gui was appointed as the Chief Executive Officer, Chief Financial Officer, sole director, and Chairwoman of the board of directors of the Company, effective on January 6, 2021.

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

On April 28, 2021, the Company filed an Issuer Notification Form with FINRA requesting confirmation of the Change of Name.

Our ticker symbol on OTC Markets was then changed to EMAX and our name was changed to Ecomax, Inc.

On September 30, 2022, upon the departure of Mr. Yu Yam Anthony Chau, Mr. Raymond Chen was appointed as the Chief Executive Officer, Chief Financial Officer, sole director, and Chairman of the board of directors of the Company, effective on September 30, 2022.

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

Results of Operations during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021

We have not generated any revenues during the three months ended September 30, 2022 and 2021. We had total operating expenses of $24,744 related to general and administrative expenses during the three months ended September 30, 2022 compared to $22,881 during the same period in the prior year. We incurred interest expenses of $4,027 during three months ended September 30, 2022 compared to interest expenses of $1,424 during the three months ended September 30, 2021. During the three months ended September 30, 2022 and 2021, we had a net loss of $28,771 and $24,305, respectively. The increase in our net loss was due the increase on the service fees charged by venders.

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

On September 30, 2022 and September 30, 2021, we had no current assets. As of September 30, 2022, we had $236,461 in liabilities consisting of accounts payable of $3,615, advance from a related party of $214,970, accrued interest due to related parties of $7,356 in one loan agreement, and accrued expenses of $10,520.

During the three months ended September 30, 2022, we had negative cash flow from operating activities of $23,879 due to a net loss of $28,771. We financed our negative cash flow from operations $23,879 in advances from New York Listing Management Inc., an affiliated party.

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

On March 31, 2021, we entered into a loan agreement with New York Listing Management Inc., a related party, under which we are able to receive funding of up to $200,000 for general operating expenses from time-to-time as needed by the Company (the “NYLM Loan Agreement”). The NYLM Loan Agreement bears an interest rate of 8% per annum and is due and payable on the date that is three hundred sixty-six (366) days from the date of such loan agreement. On March 31, 2022, we extended the NYLM Loan Agreement with New York Listing Management Inc. and such loan agreement will expire on March 31, 2023. As of September 30, 2022 and 2021, the outstanding balance on this loan was $214,970 and $93,420, respectively, with accrued interest of $7,356 and $2,090, respectively. As of September 30, 2022, we expensed interest of $4,027, related to this NYLM Loan Agreement.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, and 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a small reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of September 30, 2022, the Company’s Chief Executive Officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective because of the identification of material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the period ended September 30, 2022. The Company has no formal control process related to the identification and approval of related party transactions. As a shell company, the Company currently has no operations and limited personnel, and it has to date not taken corrective actions for the ineffective disclosure controls and procedures. The Company intends to take corrective actions in the future when its starts operations.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ECOMAX, INC.
October 28, 2022
	By:	Raymond Chen
	Name:	Raymond Chen
	Title:	Chief Executive Officer and Chief Financial Officer

