Form 10-Q
period 2022-12-31
Ecomax, Inc
filed 2023-02-06
CIK 1008653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-21613

Ecomax, Inc.
(Exact name of registrant as specified in its charter)

Nevada	13-3865026
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

630 Fifth Avenue, Suite 2338, New York, New York	10111
(Address of principal executive offices)	(Zip Code)

(929)-923-2740

(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

As of February 6, 2023, there were 2,380,958 shares of common stock, par value $0.0001 per share, outstanding.

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

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ECOMAX, INC.

BALANCE SHEETS

Balance Sheets as of December 31, 2022 and June 30, 2022

	December 31,	June 30,
	2022 (unaudited)	2022

ASSETS

Current assets:
Cash	$-	$-
Total current assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable - trade	$3,250	$3,250
Advances from - related party	242,959	191,091
Accrued interest related party	11,943	3,329
Accrued expenses	9,361	10,020

Total current liabilities	267,513	207,690

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 50,000,000 authorized; none issued and outstanding at December 31, 2022 and June 30, 2022.	-	-
Common stock, $0.0001 par value; 450,000,000 shares authorized; 2,380,958 issued and outstanding at December 31, 2022 and June 30, 2022.	238	238
Additional paid-in capital	286,524	286,524
Accumulated deficit	(554,275)	(494,452)
Total stockholders’ deficit	(267,513)	(207,690)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

ECOMAX, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Six Months Ended December 31,
	2022 (unaudited)	2021 (unaudited)	2022 (unaudited)	2021 (unaudited)

Revenues	$-	$-	$-	$-
Cost and expenses:
General and administrative	26,465	23,527	51,208	46,408
Total operating expenses	26,465	23,527	51,208	46,408

Other income and expenses

Interest expenses	4,587	2,020	8,615	3,444
Net loss	$(31,052)	$(25,547)	$(59,823)	$(49,852)

Per common share - basic and diluted
Basic and diluted net loss	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average shares
Outstanding, basic and diluted	2,380,958	2,380,958	2,380,958	2,380,958

See Summary of Significant Accounting Policies and Notes to Financial Statements.

ECOMAX, INC.

STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2022 (unaudited)	2021 (unaudited)

Cash flows from operating activities:
Net loss	$(59,823)	$(49,852)
Adjustments to reconcile net loss to cash used in operating activities:
Change in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	7,955	(4,923)
Net cash used by operating activities	(51,868)	(54,775)

Cash flows from financing activities:
Advances from related party	51,868	54,775
Net cash provided by financing activities	51,868	54,775

Change in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

ECOMAX, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common stock		Additional
	Number of Shares	Stated or Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2021	2,380,958	$238	$286,524	$(379,847)	$(93,085)
Net loss	-	-	-	(24,305)	(24,305)
Balance at September 30, 2021	2,380,958	238	286,524	(404,152)	(117,390)
Net loss				(25,547)	(25,547)
Balance at December 31, 2021	2,380,958	238	286,524	(429,699)	(142,937)

Balance at June 30, 2022	2,380,958	$238	$286,524	$(494,452)	$(207,690)
Net loss	-	-	-	(28,771)	(28,771)
Balance at September 30, 2022	2,380,958	238	286,524	(523,223)	(236,461)
Net loss				(31,052)	(31,052)
Balance at December 31, 2022	2,380,958	238	286,524	(554,275)	(267,513)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Ecomax, Inc.

Notes to Financial Statements

December 31, 2022

(Unaudited)

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

Basis of Presentation:

The accompanying unaudited Financial Statements of Ecomax, Inc. (“Ecomax,” “we,” “us,” “our,” or the “Company, have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission (the “SEC”). The results for the interim periods are not necessarily indicative of results for the entire year. These interim financial statements do not include all disclosures required by generally accepted accounting principles (“GAAP”) and should be read in conjunction with our financial statements and footnotes in the Company’s most recent annual report on Form 10-K filed with the SEC. In the opinion of management, the unaudited Financial Statements contained in this report include all known accruals and adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods reported herein. Any such adjustments are of a normal recurring nature.

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries which the Company does not expect to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Cash and Cash Equivalents:

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents at December 31, 2022 or June 30, 2022.

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

Fair Value of Financial Instruments:

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2022 and June 30, 2022, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

Uncertain Tax Positions:

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This ASC also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures.

Our federal and state income tax returns are open for fiscal years ending on or after June 30, 2007. We are not under examination by any jurisdiction for any tax year. At December 31, 2022, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under ASC 740.

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

Note 3. Related Party Transactions

Advances from – related party:

On March 31, 2021, we entered into a Loan Agreement with New York Listing Management Inc, a related party of us, under which we receive funding for general operating expenses from time-to-time as needed by the Company. The Loan Agreement bears interest of 8% per annum and shall be due and payable on a date 366 days from the date of the loan. On April 1, 2022, the Loan Agreement was extended to March 31, 2023.As of December 31, 2022 and June 30, 2022 the outstanding balance on this loan was $242,959 and $191,091, with accrued interest of $11,943 and $3,329, respectively. During the three months ended December 31, 2022 and December 31, 2021, the Company borrowed $27,989 and $21,080, respectively, under this Loan Agreement. During the three months period ended December 31, 2022 and December 31, 2021 the Company expensed interest of $4,587 and $2,020, respectively, related to this Loan Agreement. During the six months period ended December 31, 2022 and December 31, 2021, the Company borrowed $51,868 and $54,775, respectively, under this Loan Agreement. During the six months period December 31, 2022 and December 31, 2021, the Company expensed interest of $8,615 and $3,444 respectively related to this Loan Agreement

Note 4. Capital Stock

On March 18, 2021, the board of directors of the Company, with the written consent of a majority of the holders of the shares of the Company’s Common Stock issued and outstanding, authorized the Company to (i) increase the number of authorized shares of Common Stock from 74,000,000 to 450,000,000 and the number of authorized shares of preferred stock from 1,000,000 to 50,000,000 (the “Authorized Stock Increase”), and (ii) file a Certificate of Amendment with the Secretary of State of the State of Nevada to effect the Authorized Stock Increase.

On April 13, 2021, the Company filed a Certificate of Amendment with the Secretary of State of the State of Nevada to affect the Authorized Stock Increase, which became effective on May 3, 2021.

At December 31, 2022 and June 30, 2022, the Company’s outstanding Common stock were 2,380,958 and 2,380,958 shares, with par value of $0.0001 per share, respectively. At December 31, 2022 and June 30, 2022, the Company had no outstanding Preferred stock, respectively.

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

Business Objectives of the Company

The Company currently has no business operations. While the Company does not intend to limit itself to a particular industry and continues to seek potential new business opportunities in different industries, as of the date of this report, the Company plans to cooperate with Rocitin Company Limited, a Hong Kong company (“Rocitin”), to purchase a variety of nutritional supplements (the “Products”) from Pharmazeutische Fabrik Evers GmbH & Co. KG, a German company (“PFE”), and distribute them through Rocitin in China and other potential countries in Asia. The Products are expected to be shipped and stored in the warehouse [to be] leased by Rocitin in Hong Kong and distributed directly in Hong Kong and China by Rocitin on behalf of the Company (the “Distribution Business”).

The Company entered into a term sheet with Rocitin in January 2023, which will be incorporated into a purchase and distribution agreement that the Company intends to execute in February 2023 (the “Purchase and Distribution Agreement”). Pursuant to the Purchase and Distribution Agreement, the Company will agree to purchase the Products from Rocitin with an annual minimum amount of 5,000 bottles, in which each bottle contains 60 capsules, at HK $600 (approximately $76.82) per bottle; Rocitin will agree to sell the Products and make the first delivery batch   of 1,000 bottles of the Products at the end of February 28, 2023. Purchase payments shall be made upon delivery and inspection of the Products on a per bottle basis.

Pursuant to the Purchase and Distribution Agreement, Rocitin will agree to store the Products purchased from PFE in an appropriate warehouse leased by Rocitin and will distribute them in Hong Kong and China on behalf of the Company. The Company and Rocitin will agree to share any gross profit generated by the distribution on an 80/20 basis; that is, revenue generated from sales of the Products to third parties minus the original cost of purchase of the Products paid by the Company, will be shared between the Company and Rocitin on an 80/20 ratio.

The Company expects to execute the Purchase and Distribution Agreement in late February 2023 and to commence the Distribution Business in March 2023. However, there is no guarantee that the Purchase and Distribution Agreement will be executed within such timeframe or at all, or that, if the Purchase and Distribution Agreement is executed, there is no assurance that the Distribution Business will be successful.

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

Since the Company has not established any particular criteria upon which it shall consider a business opportunity, its management has substantial flexibility in identifying and selecting prospective new business opportunities. The Company is dependent on the judgment of its management in connection with this process. In evaluating a prospective business opportunity, we would consider, among other factors, the following:

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

The Company is a shell Company and the Company’s common stock is “penny stock”

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

Results of Operations during the three months ended December 31, 2022 as compared to the three months ended December 31, 2021

We have not generated any revenues during the three months ended December 31, 2022 and 2021. We had total operating expenses of $26,465 related to general and administrative expenses during the three months ended December 31, 2022 compared to $23,527 during the same period in the prior year. We incurred interest expenses of $4,587 during three months ended December 31, 2022 compared to interest expenses of $2,020 during the three months ended December 31, 2021. During the three months ended December 31, 2022 and 2021, we had a net loss of $31,052 and $25,547, respectively. The increase in our net loss was due to the increase in the service fees charged by vendors, and the increase in interest expenses generated from the increased loan amount from the lender.

Results of Operations during the six months ended December 31, 2022 as compared to the six months ended December 31, 2021

We have not generated any revenues during the six months ended December 31, 2022 and 2021. We had total operating expenses of $51,208 related to general and administrative expenses during the six months ended December 31, 2022 compared to $46,408 during the same period in the prior year. We incurred interest expenses of $8,615 during six months ended December 31, 2022 compared to interest expenses of $3,444 during the six months ended December 31, 2021. During the six months ended December 31, 2022 and 2021, we had a net loss of $59,823 and $49,852, respectively. The increase in our net loss was due to the increase in the service fees charged by vendors, and the increase in interest expenses generated from the increased loan amount from the lender.

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

The Company does not currently engage in any business activities that provide cash flow.

During the next 12 months we anticipate incurring costs related to:

●	filing of Exchange Act reports,
●	the Distribution Business,
●	registered agent fees and accounting fees, and
●	investigating, analyzing and consummating an acquisition or business combination.

On December 31, 2022 and June 30, 2022, we had no current assets. As of December 31, 2022, we had $267,513 in liabilities, consisting of accounts payable of $3,250, an advance from a related party of $242,959, accrued interest due to related parties of $11,943 in one loan agreement, and accrued expenses of $9,361. As of June 30, 2022, we had $207,690 in liabilities consisting of accounts payable of $3,250, advance from a related party of $191,091, accrued interest due to related parties of $3,329 in one loan agreement, and accrued expenses of $10,020.

During the six months ended December 31, 2022, we had negative cash flow from operating activities of $51,868 due to a net loss of $59,823. We financed our negative cash flow from operations $51,868 in advances from New York Listing Management Inc., an affiliated party. During the six months ended December 31, 2021, we had negative cash flow from operating activities of $54,775 due to a net loss of $49,852.  We financed our negative cash flow from operations through $54,775 in advances from New York Listing Management Inc., an affiliated party.

The Company currently plans to satisfy its cash requirements for the next 12 months through borrowings from New York Listing Management Inc, as well as from the revenue expected to be generated from operations, and believes it can satisfy its cash requirements so long as it is able to obtain such financing from New York Listing Management Inc and the Distribution Business commences successfully. The Company expects that money borrowed and generated from such sources will be used during the next 12 months to satisfy the Company’s operating costs, professional fees and general corporate purposes.

On March 31, 2021, we entered into a loan agreement with New York Listing Management Inc., a related party, under which we are able to receive funding of up to $200,000 for general operating expenses from time-to-time as needed by the Company (the “NYLM Loan Agreement”). The NYLM Loan Agreement bears an interest rate of 8% per annum and is due and payable on the date that is three hundred sixty-six (366) days from the date of such loan agreement. On March 31, 2022, we extended the NYLM Loan Agreement with New York Listing Management Inc. and such loan agreement will expire on March 31, 2023. As of December 31, 2022 and 2021, the outstanding balance on this loan was $242,959 and $114,500, respectively, with accrued interest of $11,943 and $4,110, respectively. As of December 31, 2022, we expensed interest of $4,587, related to this NYLM Loan Agreement.

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

Off-Balance Sheet Arrangements

As of December 31, 2022, and 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a small reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of December 31, 2022, the Company’s Chief Executive Officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective because of the identification of material weaknesses, including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the period ended December 31, 2022. The Company has no formal control process related to the identification and approval of related party transactions. As a shell company, the Company currently has no operations and limited personnel, and, as of the date of this report, it has not taken corrective actions to address the ineffective disclosure controls and procedures. The Company intends to take corrective actions in the future when it starts operations.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ECOMAX, INC.
February 6, 2023
	By:	/s/ Raymond Chen
	Name:	Raymond Chen
	Title:	Chief Executive Officer and Chief Financial Officer

