Form 10-Q
period 2023-03-31
Ecomax, Inc
filed 2023-05-11
CIK 1008653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 11, 2023, there were 2,380,958   shares of common stock, par value $0.0001 per share, outstanding.

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

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ECOMAX, INC.

BALANCE SHEETS

Balance Sheets as of March 31, 2023 and June 30, 2022

	March 31,	June 30,
	2023 (unaudited)	2022
ASSETS
Current assets:
Cash	$-	$-
Accounts receivable	83,907	-
Inventories	55,798	-
Total current assets	139,705	-

TOTAL ASSETS	$139,705	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$3,890	$3,250
Advances from - related party	392,336	191,091
Accrued interest related party	17,704	3,329
Accrued expenses	13,580	10,020
Total current liabilities	427,510	207,690

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 50,000,000 authorized; none issued and outstanding at March 31, 2023 and June 30, 2022.	-	-
Common stock, $0.0001 par value; 450,000,000 shares authorized; 2,380,958 issued and outstanding at March 31, 2023 and June 30, 2022.	238	238
Additional paid-in capital	286,524	286,524
Accumulated deficit	(574,567)	(494,452)
Total stockholders’ deficit	(287,805)	(207,690)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$139,705	$-

ECOMAX, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023 (unaudited)	2022 (unaudited)	2023 (unaudited)	2022 (unaudited)

Revenue
Sales	$96,221	$-	$96,221	$-
Cost of goods sold	71,598	-	71,598	-
Gross profit	24,623	-	24,623	-

Cost and expenses:
Sales expenses	12,314	-	12,314	-
General and administrative	26,840	22,290	78,048	68,698
Total operating expenses	39,154	22,290	90,362	68,698

Other income and expenses

Interest expenses	5,761	2,385	14,375	5,829
Net loss	$(20,292)	$(24,675)	$(80,114)	$(74,527)

Per common share - basic and diluted
Basic and diluted net loss	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average shares
Outstanding, basic and diluted	2,380,958	2,380,958	2,380,958	2,380,958

ECOMAX, INC.

STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2023 (unaudited)	2022 (unaudited)

Cash flows from operating activities:
Net loss	$(80,114)	$(74,527)
Adjustments to reconcile net loss to cash used in operating activities:
Change in operating assets and liabilities:
Accounts receivables	(83,907)	-
Inventories	(55,798)	-
Accounts payable and accrued liabilities	18,574	(645)
Net cash used by operating activities	(201,245)	(75,172)

Cash flows from financing activities:
Advances from related party	201,245	75,172
Net cash provided by financing activities	201,245	75,172

Change in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

ECOMAX, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common stock		Additional
	Number of Shares	Stated or Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2021	2,380,958	$238	$286,524	$(379,847)	$(93,085)
Net loss	-	-	-	(24,305)	(24,305)
Balance at September 30, 2021	2,380,958	238	286,524	(404,152)	(117,390)
Net loss				(25,547)	(25,547)
Balance at December 31, 2021	2,380,958	238	286,524	(429,699)	(142,937)
Net loss				(24,675)	(24,675)
Balance at March 31, 2022	2,380,958	238	286,524	(454,374)	(167,612)

Balance at June 30, 2022	2,380,958	$238	$286,524	$(494,452)	$(207,690)
Net loss	-	-	-	(28,771)	(28,771)
Balance at September 30, 2022	2,380,958	238	286,524	(523,223)	(236,461)
Net loss				(31,052)	(31,052)
Balance at December 31, 2022	2,380,958	238	286,524	(554,275)	(267,513)
Net loss				(20,292)	(20,292)
Balance at March 31, 2023	2,380,958	238	286,524	(574,567)	(287,805)

Ecomax, Inc.

Notes to Financial Statements

March 31, 2023

(Unaudited)

Note 1. Organization and Nature of Business

Ecomax, Inc., formerly Ecomat, Inc. (the “Company”), was incorporated on December 14, 1995 pursuant to the laws of the State of Delaware. On February 9, 2007, the Company completed its change in domicile to Nevada. The Company used to operate a wet-cleaning process which was an early alternative to conventional dry-cleaning methods. Currently, the Company is actively engaging in the distribution of personal healthcare products and nutrition supplements.

On April 13, 2021 the Board of Directors (the “Board”) of the Company’s Board and a majority of its shareholders approved the following:

●	A reverse stock split of common stock of one share for every ten (1-for-10) shares outstanding;
●	A change in name from Ecomat, Inc. to Ecomax, Inc.; and
●	An increase in the authorized number of shares of capital stock from 75,000,000 shares of capital stock, par value $0.0001, consisting of 74,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share to 500,000,000 shares of capital stock, par value $0.0001, consisting of 450,000,000 shares of common stock, par value $0.0001 per share, and 50,000,000 shares of preferred stock, par value $0.0001 per share.

All share and per share information, including earnings per share, in this Form 10-Q have been retroactively adjusted to reflect this reverse stock split and certain items in prior period financial statements have been revised to conform to the current presentation.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying unaudited Financial Statements of Ecomax, Inc. (“Ecomax,” “we,” “us,” “our,” or the “Company, have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the audited financial statements as of and for the year ended June 30, 2022, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements as of and for the year ended June 30, 2022.

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

Cash and Cash Equivalents:

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents at March 31, 2023 or June 30, 2022.

Accounts Receivable, Net of Allowance for Doubtful Accounts

The Company extends unsecured credit to customers in the ordinary course of business but mitigates risk by performing credit checks and by actively pursuing past due accounts. The allowance for doubtful accounts is based on customer historical experience and the aging of the related accounts receivable. At March 31, 2023 and June 30, 2022, the allowance for doubtful accounts was $0 and $0, respectively.

Property and Equipment:

New property and equipment are recorded at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 5 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

Inventories

Inventories at March 31, 2023 consist of bottles of Rocitin NMN purchased from our Hong Kong suppliers. Inventories are stated at the lower of cost (first-in, first-out method) or market. The valuation of inventory requires the Company to estimate obsolescence, excess, and slowing-moving inventories. The Company evaluates the recoverability of the inventory based on expected demand and market conditions No inventory write downs were recorded in the periods presented.

Valuation of Long-Lived Assets:

We review the recoverability of our long-lived assets, including equipment, goodwill and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

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

Fair Value of Financial Instruments:

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At March 31, 2023 and June 30, 2022, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses) approximates fair value, due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

Revenue Recognition

It is the Company’s policy that revenues from product sales are recognized in accordance with Accounting Standards Codification (“ASC 606”) “Revenue Recognition.” Five basic steps must be followed to recognize revenue: (1) Identify contract(s) with a customer that creates enforceable rights and obligations; (2) Identify performance obligations in the contract, such as promises to transfer goods or services to a customer; (3) Determine the transaction price (i.e. the amount of consideration in a contract to which an entity believes it is entitled in exchange for transferring promised goods or services to a customer); (4) Allocate the transaction price to the performance obligations in the contract, which requires the Company to allocate the transaction price to each performance obligation on the basis of the relative stand-alone selling price of each distinct good or service promised in the contract; and (5) Recognize revenue when (or as) the entity satisfies a performance obligation by transferring a promised good or service to a customer. The amount of revenue recognized is the amount allocated to the satisfied performance obligation. Adoption of ASC 606 has not changed the timing and nature of the Company’s revenue recognition and there has been no material effect on the Company’s consolidated financial statements.

Our revenue (referred to in our financial statements as “Sales”) consists primarily of the sale of Rocitin NMN products for cash or otherwise agreed-upon credit terms. Our customers consist primarily of wholesalers. Our revenue generating activities have a single performance obligation and are recognized at the point in time when control transfers and our obligation has been fulfilled, which is when the related goods are shipped or delivered to the customer, depending upon the method of distribution, and shipping terms. We have elected to treat shipping as a fulfillment activity. Revenue is measured as the amount of consideration we expect to receive in exchange for the sale of our product. The Company has no obligation to accept the return of products sold other than for replacement of damaged products. Other than quantity price discounts negotiated with customers prior to billing and delivery (which are reflected as a reduction in sales), the Company does not offer any sales incentives or other rebate arrangements to customers.

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

Our federal and state income tax returns are open for fiscal years ending on or after June 30, 2007. We are not under examination by any jurisdiction for any tax year. At June 30, 2022, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under ASC 740.

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

Note 3. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At March 31, 2023, the Company had no cash and negative working capital of $287,805, and had an accumulated net operating loss of $574,567, with only limited revenue source. For the nine months ended March 31, 2023 and March 31, 2022, the Company had losses of $80,114 and $74,527, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The future of the Company is dependent upon Management’s success in its efforts and limited resources to conduct current business. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Currently, the Company obtains capital from a significant shareholder to meet its minimal operating expenses. If the current single business model is not successful, we do not believe that we could succeed in raising additional capital from unrelated parties or sustain our operations without some strategic transaction, such as a business combination or merger. If we are unable to generate enough revenues to cover the costs of operation, we expect that we would need to either continue to borrow funds from a related party, or cease all operations and wind down. Although we are currently evaluating our strategic alternatives with respect to all aspects of our business, we cannot assure you that any actions that we take would raise or generate sufficient capital to fully address the uncertainties of our financial position.

Note 4. Related Party Transactions

Advances from related party:

On March 31, 2021, we entered into a Loan Agreement with New York Listing Management Inc, a significant shareholder of the Company, under which we receive funding for general operating expenses from time-to-time as needed by the Company. The Loan Agreement bears interest of 8% per annum and shall be due and payable on a date 366 days from the date of the loan. On April 1, 2022, the Loan Agreement was extended to March 31, 2023. On April 1, 2023, the Loan Agreement was re-signed. Under the new term, the loan has no expiration date, but shall be due on demand. As of March 31, 2023 and June 30, 2022 the outstanding balance on this loan was $392,336 and $191,091, with accrued interest of $17,704 and $3,329, respectively. During the three-month period ended March 31, 2023 and March 31, 2022, the Company borrowed $149,377 and $20,397, respectively, under this Loan Agreement. During the three-month period ended March 31, 2023 and March 31, 2022, the Company expensed interest of $5,761 and $2,385, respectively, related to this Loan Agreement. During the nine-month period ended March 31, 2023 and March 31, 2022, the Company borrowed $201,245 and $75,172, respectively, under this Loan Agreement. During the nine-month period ended March 31, 2023 and March 31, 2022, the Company expensed interest of $14,375 and $5,829, respectively, related to this Loan Agreement.

Note 5. Inventories

Our inventories consisted of $55,798 of Rocitin NMN at March 31, 2023 and nil at June 30, 2022.

Note 6. Capital Stock

On March 18, 2021, the board of directors of the Company, with the written consent of a majority of the holders of the shares of the Company’s common Stock issued and outstanding, authorized the Company to (i) increase the number of authorized shares of common Stock from 74,000,000 to 450,000,000 and the number of authorized shares of preferred stock from 1,000,000 to 50,000,000 (the “Authorized Stock Increase”), and (ii) filed a Certificate of Amendment with the Secretary of State of the State of Nevada to effect the Authorized Stock Increase.

On April 13, 2021, the Company filed a Certificate of Amendment with the Secretary of State of the State of Nevada to affect the Authorized Stock Increase, which became effective on May 3, 2021.

At March 31, 2023 and June 30, 2022, the Company’s outstanding shares of common stock were 2,380,958 and 2,380,958 shares, with par value of $0.0001 per share, respectively. At March 31, 2023 and June 30, 2022, the Company had no outstanding shares of preferred stock, respectively.

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

On March 26, 1999, the Company filed a petition under Chapter 7 for liquidation of the Company’s business. As a result, all of the Company’s properties were transferred to a United States trustee and the Company terminated all of its business operations. The bankruptcy trustee has disposed of all of the assets.

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

On March 18, 2021, by unanimous written consent of the board of directors of the Company, the board of directors adopted resolutions approving 1) a reverse split of the Company’s common stock at a ratio of 1-for-10, whereby every 10 shares of the issued and outstanding common stock shall be combined into one share of issued and outstanding common stock (the “Reverse Stock Split”); 2) an increase in the number of the authorized capital stock from 75,000,000 to 500,000,000, with the par value remaining at $0.0001 per share, consisting of 450,000,000 shares of common stock, par value $0.0001 per share and 50,000,000 shares of preferred stock, par value $0.0001 per share (the “Increase of Authorized Stock”); 3) a change of the Company’s name and ticker from “Ecomat, Inc.” and “ECMT,” to “Ecomax, Inc.” and “ECMX” (the “Change of Name,” together with the Reverse Stock Split and the Increase of Authorized Stock, collectively, the “Corporate Actions”); 4) amendments to its articles of incorporation to reflect the Corporate Actions (the “Amendments of Articles of Incorporation”); and 5) a proposal that such resolutions be submitted for a vote of the stockholders of the Company.

On March 18, 2021, the stockholder holding in the aggregate 20,205,000 shares of common stock, or approximately 85% of the common stock outstanding on such date, approved the Corporate Actions.

On April 1, 2021, the Company filed a preliminary information statement on Schedule 14C with the Unites States Securities and Exchange Commission (the “SEC”).

On April 13, 2021, the Company filed a definitive information statement on Schedule 14C with the SEC.

On April 20 and 21, 2021, the Company filed a certificate of change and a certificate of amendment with the Secretary of State of the State of Nevada with respect to the Corporate Actions.

On April 28, 2021, the Company filed an Issuer Notification Form with the Financial Industry Regulatory Authority (“FINRA”) requesting confirmation of the Change of Name.

The Corporate Actions, as of the date of this report, have all come into effect. As of the date of this report, our ticker symbol on OTC Markets has been changed to EMAX and our name has been changed to Ecomax, Inc.

On September 30, 2022, upon the departure of Mr. Yu Yam Anthony Chau, Mr. Raymond Chen was appointed as the Chief Executive Officer, Chief Financial Officer, sole director, and Chairman of the board of directors of the Company, effective on September 30, 2022.

On February 16, 2023 and March 1, 2023, the Company entered into a sale of goods agreement (the “Sale Agreement”) and a distributor agreement (the “Distributor Agreement”), respectively, with Rocitin Company Limited, a Hong Kong company (“Rocitin”), and commenced substantial business operations, and thus ceased being a shell company.

Business Objectives of the Company

The Distribution Business

On February 16, 2023, the Company entered into the Sale Agreement with Rocitin. Under the terms of the Sale Agreement, the Company has agreed to purchase 10,000 bottles of Rocitin NMN, a nutritional supplement manufactured by Pharmazeutische Fabrik Evers GmbH & Co. KG, a German company, in which each bottle contains 60 capsules, 10080 mg of Rocitin NMN, at HK $500 (approximately $64.01) per bottle (the “Goods”), with the initial shipment of 2,000 bottles from Rocitin. Except for the payment of the initial shipment of 2,000 bottles of the Goods made on March 1, 2023, the payment of the residual 8,000 bottles of the Goods shall be made within 45 days from the date of each invoice from Rocitin to the Company. Pursuant to the Sale Agreement, Rocitin will deliver the Goods to the location specified by the Company within 15 days of the payment being made.

On March 1, 2023, the Company entered the Distributor Agreement with Rocitin. Under the terms of the Distributor Agreement, Rocitin shall store the Goods purchased by the Company from it pursuant to the Sale Agreement in an appropriate warehouse leased by it in Hong Kong and non-exclusively distribute and use its best efforts to promote and maximize the sale of the Goods within Hong Kong, Macau, Taiwan and China (collectively, the “Territory”) on behalf of the Company, as well as provide reasonable after-sale support to the purchasers of the Goods. In addition, Rocitin shall provide monthly reports to the Company due by the 15th of each month concerning the Goods’ sales and the marketing activities of the previous month.

Pursuant to the Distributor Agreement, the Company and Rocitin shall share any gross profit generated by the distribution of the Goods on a 50/50 basis; that is, revenue generated from sales of the Goods to third parties minus the original purchase price of the Goods paid by the Company to Rocitin, will be shared between the Company and Rocitin on a 50/50 ratio (the “Sharing Ratio”).

As of March 31, 2023, Rocitin has delivered 2,000 bottles of the Goods that the Company has purchased to the warehouse leased by it in Hong Kong and distributed and sold approximately 1,124 bottles of the Goods in the Territory, in accordance with the Distributor Agreement, which has generated gross revenue of around HK $755,328 (approximately $96,221). The Company was allocated HK $96,664, (approximately $12,314) from the gross profit, which amount represents the Sharing Ratio, as stipulated in the Distributor Agreement.

As the Company intends to further develop the preceding business operation, its management also continues to seek other prospective new business opportunities.

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

The Company’s management has substantial flexibility in identifying and selecting prospective new business opportunities. The Company is dependent on the judgment of its management in connection with this process. In evaluating a prospective business opportunity, we would consider, among other factors, the following:

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

Results of Operations during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022

We have generated $96,221 during the three months ended March 31, 2023, and did not generate any revenues during the three months ended March 31, 2022. We had total operating expenses of $39,154, including general and administrative expenses of $26,840, and sales expenses of $12,314 during the three months ended March 31, 2023, compared to $22,290, including $22,290 general and administrative expenses during the same period in the prior year. We incurred interest expenses of $5,761 during three months ended March 31, 2023 compared to interest expenses of $2,385 during the three months ended March 31, 2022. During the three months ended March 31, 2023 and 2022, we had a net loss of $20,292 and $24,675, respectively. The decrease in our net loss was due to the combination of the increase in revenues, the increase in operating expenses, the increase in the service fees charged by vendors and the increase in interest expenses generated from the increased loan amount from the lender.

Results of Operations during the nine months ended March 31, 2023 as compared to the nine months ended March 31, 2022

We have generated $96,221 during the nine months ended March 31, 2023, and did not generate any revenues during the nine months ended March 31, 2022. We had total operating expenses of $90,362, including general and administrative expenses of $78,048, and sales expenses of $12,314 during the nine months ended March 31, 2023 compared to $68,698, including $68,698 general and administrative expenses during the same period in the prior year. We incurred interest expenses of $14,375 during nine months ended March 31, 2023 compared to interest expenses of $5,829 during the nine months ended March 31, 2022. During the nine months ended March 31, 2023 and 2022, we had a net loss of $80,114 and $74,527, respectively. The increase in our net loss was due to the combination of the increase in revenues, the increase in operating expenses, the increase in the service fees charged by vendors and the increase in interest expenses generated from the increased loan amount from the lender.

Liquidity and Capital Resources

The Company has currently commenced its business operation and has limited cash resources generated from its business operation other than advances provided by our majority shareholder or an affiliated party. We are dependent upon interim funding provided by our majority shareholder or an affiliated party to pay operating expenses and professional fees and expenses. Our majority shareholder and an affiliated party have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until such time the Company generates sufficient profits to pay these fees. The Company would be unable to continue as a going concern without interim financing provided by our majority shareholder and our affiliated party.

If we require additional financing, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. The Company depends upon services provided by management and funding provided by our majority shareholder or our affiliated party to fulfill its filing obligations under the Exchange Act. At present, the Company has limited financial resources to pay for such services.

The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended March 31,
	2023	2022	Change ‘23 vs. ‘22
Net cash (used in) provided by
Operating activities	$(201,245)	$(75,172)		$(126,073)
Financing activities	201,245	75,172		126,073
Increase (decrease) in cash	$0	$0	$

Net cash used in our operating activities were $201,245 and $75,172 for the nine months ended March 31, 2023 and 2022, respectively. The increase of $126,073 was due mainly to a $83,907 increase in operating assets.

Our financing activities generated a cash inflow of $201,245 and $75,172 for the nine months ended March 31, 2023 and 2022, respectively, due to the funds borrowed from our majority shareholder and an affiliated party and loan from the lender.

During the next 12 months we anticipate incurring costs related to:

●	filing of Exchange Act reports,
●	the Distribution Business,
●	registered agent fees and accounting fees, and
●	investigating, analyzing and consummating an acquisition or business combination.

On March 31, 2023, we had current assets of $139,705, and on June 30, 2022, we had no current assets. As of March 31, 2023, we had $427,510 in liabilities, consisting of accounts payable of $3,890, an advance from a related party of $392,336, accrued interest due to related parties of $17,704 in one loan agreement, and accrued expenses of $13,580. As of June 30, 2022, we had $207,690 in liabilities consisting of accounts payable of $3,250, an advance from a related party of $191,091, accrued interest due to related parties of $3,329 in one loan agreement, and accrued expenses of $10,020.

During the nine months ended March 31, 2023, we had negative cash flow from operating activities of $201,245, due to a net loss of $80,114, and a change in operating assets. We financed our negative cash flow from operations and $201,245 in advances from New York Listing Management, Inc, an affiliated party. During the nine months ended March 31, 2022, we had negative cash flow from operating activities of $75,172, due to a net loss of $74,527. We financed our negative cash flow from operations through $75,172 in advances from New York Listing Management, Inc, an affiliated party.

The Company currently plans to satisfy its cash requirements for the next 12 months through borrowings from New York Listing Management, Inc, as well as from the revenue generated from operations, and believes it can satisfy its cash requirements so long as it is able to obtain such financing from New York Listing Management, Inc and the Distribution Business continues successfully. The Company expects that money borrowed and generated from such sources will be used during the next 12 months to satisfy the Company’s operating costs, professional fees and general corporate purposes.

On March 31, 2021, we entered into a loan agreement with New York Listing Management, Inc, a related party, under which we are able to receive funding of up to $200,000 for general operating expenses from time-to-time as needed by the Company (the “NYLM Loan Agreement”). The NYLM Loan Agreement bears an interest rate of 8% per annum and is due and payable on the date that is three hundred sixty-six (366) days from the date of such loan agreement. On March 31, 2022, we extended the NYLM Loan Agreement with New York Listing Management, Inc and such loan agreement was to mature on March 31, 2023. On April 1, 2023, we re-signed the NYLM Loan Agreement with New York Listing Management, Inc, and the loan agreement has no expiration date but shall be due on demand, and the borrowing limit has been increased to $800,000. As of March 31, 2023 and 2022, the outstanding balance on this loan was $392,336 and $191,091, respectively, with accrued interest of $17,704 and $3,329, respectively. As of March 31, 2023, we expensed interest of $14,375, related to this NYLM Loan Agreement.

The Company intends to repay the loan from New York Listing Management, Inc at a time when it has the cash resources to do so.

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors issued an unqualified audit opinion for the years ended June 30, 2022 and 2021 with an explanatory paragraph on going concern.

Off-Balance Sheet Arrangements

As of March 31, 2023, and 2022, we did not have any off-balance sheet arrangements, as defined in Instruction 8 to Item 303(b) promulgated under the Securities Act of 1934.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a small reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of March 31, 2023, the Company’s Chief Executive Officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective because of the identification of material weaknesses, including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the period ended March 31, 2023. The Company has no formal control process related to the identification and approval of related party transactions. As a company that has just commenced its business operation, the Company currently has limited personnel, and, as of the date of this report, it has not taken corrective actions to address the ineffective disclosure controls and procedures. The Company intends to take corrective actions in the future when it generates sufficient profits to do so.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference to our Form 10, Exhibit No.3.1, filed with the Securities and Exchange Commission on July 10, 2017)
3.2	Bylaws (incorporated by reference to our Form 10, Exhibit 3.2, filed with the Securities and Exchange Commission on July 10, 2017)
3.3	Certificate of Amendment dated as of April 21, 2021 and Nevada State Business License dated as of April 22, 2021 (incorporated by reference to our Form 8-K, Exhibit No.3.2, filed with the Securities and Exchange Commission on May 26, 2021.)
3.4	Certificate of Change dated as of April 20, 2021(incorporated by reference to our Form 8-K, Exhibit 3.2, filed with the Securities and Exchange Commission on May 26, 2021.)
10.1	Sale of Goods Agreement between Ecomax, Inc. and Rocitin Company Limited. Dated February 16, 2023 (incorporated by reference to our Form 8-K, Exhibit No.10.1, filed with the Securities and Exchange Commission on March 22, 2023.)
10.2	Distributor Agreement between Ecomax, Inc. and Rocitin Company Limited. Dated March 1, 2023 (incorporated by reference to our Form 8-K, Exhibit No.10.1, filed with the Securities and Exchange Commission on March 22, 2023.)
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith.
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certification furnished in Exhibit 32 herewith is deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

ECOMAX, INC.
May 11, 2023
	By:	/s/ Raymond Chen
	Name:	Raymond Chen
	Title:	Chief Executive Officer and Chief Financial Officer

