Form 10-K
period 2023-06-30
Ecomax, Inc
filed 2023-10-13
CIK 1008653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of the last business day of the registrants most recently completed second fiscal quarter was $360,458.

As of October 13, 2023, the registrant had 2,380,958 shares of common stock, par value $0.0001 per share, issued and outstanding.

PART I

ITEM 1. BUSINESS

Some of the statements contained in this annual report on Form 10-K of Ecomax, Inc. (hereinafter the “Company”, “We” or the “Company”) discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. In this annual report, forward-looking statements are generally identified by the words such as “anticipate”, “plan”, “believe”, “expect”, “estimate”, and the like. Forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results or plans to differ materially from those expressed or implied. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. A reader, whether investing in the Company’s securities or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. Important factors that may cause actual results to differ from projections include, for example:

●	the success or failure of management’s efforts to implement the Company’s plan of operation;
●	the ability of the Company to fund its operating expenses;
●	the ability of the Company to compete with other companies that have a similar plan of operation;
●	the effect of changing economic conditions impacting the Company’s plan of operation;
●	the ability of the Company to meet the other risks as may be described in future filings with the United States Securities and Exchange Commission, or the SEC.

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

On April 1, 2021, the Company filed a preliminary information statement on Schedule 14C with the United States Securities and Exchange Commission (the “SEC”).

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

On September 30, 2022, upon the departure of Mr. Yu Yam Anthony Chau, Mr. Raymond Chen was appointed as the Chief Executive Officer, Chief Financial Officer, sole director, and Chairman of the board of directors of the Company, effective September 30, 2022.

On February 16, 2023 and March 1, 2023, the Company entered into a sale of goods agreement (the “Sale Agreement”) and a distributor agreement (the “Distributor Agreement”), respectively, with Rocitin Company Limited, a Hong Kong company (“Rocitin”), and commenced substantial business operations, and thus ceased being a shell company.

Our Business

Overview

On February 16, 2023, the Company entered into the Sale Agreement with Rocitin. Under the terms of the Sale Agreement, the Company has agreed to purchase 10,000 bottles of Rocitin NMN, a nutritional supplement manufactured by Pharmazeutische Fabrik Evers GmbH & Co. KG, a German company, in which each bottle contains 60 capsules, 10080 mg of NMN, at HK $500 (approximately $64.01) per bottle (the “Products”), with the initial shipment of 2,000 bottles from Rocitin. Except for the payment of the initial shipment of 2,000 bottles of the Products made on March 1, 2023, the payment of the residual 8,000 bottles of the Products shall be made within 45 days from the date of each invoice from Rocitin to the Company. Pursuant to the Sale Agreement, Rocitin will deliver the Products to the location specified by the Company within 15 days of the payment being made.

On March 1, 2023, the Company entered the Distributor Agreement with Rocitin. Under the terms of the Distributor Agreement, Rocitin shall store the Products purchased by the Company from it pursuant to the Sale Agreement in an appropriate warehouse leased by it in Hong Kong, distribute the Products on a non-exclusive basis, and use its best efforts to promote and maximize the sale of the Products within Hong Kong, Macau, Taiwan and China (collectively, the “Territory”) on behalf of the Company, as well as provide reasonable after-sale support to the purchasers of the Products. In addition, Rocitin shall provide monthly reports to the Company due by the 15th of each month concerning the Products’ sales and the marketing activities of the previous month.

Pursuant to the Distributor Agreement, the Company and Rocitin share any gross profit generated by the distribution of the Products on a 50/50 basis; that is, revenue generated from sales of the Products to third parties minus the original purchase price of the Products paid by the Company to Rocitin, will be shared between the Company and Rocitin on a 50/50 ratio (the “Sharing Ratio”).

As of June 30, 2023, Rocitin delivered 6,000 bottles of the Products that the Company purchased to the warehouse leased by it in Hong Kong and distributed and sold approximately 4,952 bottles of the Products in the Territory, in accordance with the Distributor Agreement, which generated gross revenue of approximately HK $3,327,744 (approximately $424,391). The Company was allocated HK $2,901,872, (approximately $370,079) from the gross profit, which amount represents the Sharing Ratio, as stipulated in the Distributor Agreement.

Our Product

As of June 30, 2023, the Company has been selling and distributing one product, Rocitin NMN, to customers in the Territory. Rocitin NMN is a nutritional supplement manufactured by Pharmazeutische Fabrik Evers GmbH & Co. KG, a German company. Each bottle contains 60 capsules, 10080 mg of NMN.

NMN, as β-Nicotinamide Mononucleotide, exists in some fruits, vegetables, and poultry. It is a molecule naturally occurring in all life forms and can be transformed into a significant coenzyme NAD+ within cells, which is important to human metabolism. Research, including but not limited to “Nicotinamide mononucleotide (NMN) as an anti-aging health product – Promises and safety concerns,” has shown that NAD+ levels in the body will decrease with age, and that exogenous supplementation of NMN enhances NAD+ levels and thus the function of human cells. For example, NMN helps to convert food energy into cell energy efficiently to boost energy metabolism and maintain healthy mitochondrial functions. In addition, NMN also helps to repair broken DNA, regulate the stability of DNA and cell death, and improve neurodegenerative and metabolic conditions.

Distribution and Customers

Under the terms of the Distributor Agreement, Rocitin shall store the Products purchased by us from it pursuant to the Sale Agreement in an appropriate warehouse leased by it in Hong Kong, distribute the Products on a non-exclusive basis, and use its best efforts to promote and maximize the sale of the Products within the Territory on behalf of the Company, as well as provide reasonable after-sale support to the purchasers of the Products.

During the fiscal year ended June 30, 2023, Rocitin, on our behalf, sold and distributed the Products directly to customers in China through several cross-border e-commerce platforms such as Xiaohongshu, Douyin, JD.com, and Tmall, and to customers in Hong Kong, Macau and Taiwan through its website. We did not cooperate with any distributors and dealers to sell the Products within the Territory during the fiscal year ended June 30, 2023.

As all of our customers were retail customers who directly purchased the Products from us through cross-border e-commerce platforms and Rocitin’s website during the fiscal year ended June 30, 2023, we did not have any major customers to depend upon.

Supplier

As of June 30, 2023, we have only one supplier, Rocitin. Pursuant to the Sale Agreement with Rocitin, we agreed to purchase 10,000 bottles of the Products. For the fiscal year ended June 30, 2023, we purchased 6,000 bottles of the Products from Rocitin. As our business is still at the beginning stage and under our evaluation, we do not intend to enter into a continuous or long-term supply agreement with Rocitin until we fulfill our obligation under the Sale Agreement to purchase 10,000 bottles of the Products. We believe not being bound by a continuous or long-term supply agreement can allow us to maintain flexibility regarding choosing our supplier and determining whether to further develop the current business operation or seek other prospective new business opportunities.

For the fiscal year ended June 30, 2023, Rocitin directly sourced the Products from Pharmazeutische Fabrik Evers GmbH & Co. KG, a German company that manufactures the Products (“Fabrik Evers GmbH”). While Fabrik Evers GmbH is the only source of the Products, neither Rocitin nor the Company intend to enter a long-term supply agreement with it, since we can generally find similar replacements in the market from the competitors of Fabrik Evers GmbH.

Our Strategy

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

The time and costs required to pursue new business opportunities, which includes negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws, cannot be ascertained with any degree of certainty. In addition, the global COVID-19 pandemic has created significant challenges for us to research potential targets and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 pandemic.

Management intends to devote such time as it deems necessary to carry out the Company’s affairs. The exact length of time required for the pursuit of any new potential business opportunities is uncertain. No assurance can be made that we will be successful in our efforts. We cannot project the amount of time that our management will actually devote to the Company’s plan of operation.

The Company intends to conduct its activities so as to avoid being classified as an “Investment Company” under the Investment Company Act of 1940, and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act of 1940 and the regulations promulgated thereunder.

Intellectual Property

As of June 30, 2023, we do not have, and are not applying for, any intellectual properties.

Government Approval

As of June 30, 2023, we do not need any approval from any applicable government to sell the Products in the Territory.

Governmental & Environmental Regulations

As of June 30, 2023, we are subject to certain import regulations and administrative requirements of the governments in the Territory. We have been complying with all applicable regulations and administrative requirements to import the Products. Expenditures for compliance with applicable regulations and administrative requirements to import the Products have not had, and are not expected to have, a material effect on our capital expenditures, results of operations, or competitive position.

As of June 30, 2023, we are not subjected to any specific environmental regulations for selling and distributing the Products in the Territory.

Competition

Due to the low barriers to entering the market of selling NMN products in the Territory, we compete with many distributors who sell NMN products similar to ours, especially in China and Hong Kong. Many of these distributors are more established than we are and have significantly greater financial, technical, and other resources than we presently possess. Some of our competitors may be able to respond more quickly to new opportunities, market changes or changes in customer preferences, and may be able to undertake more extensive promotional activities and adopt more aggressive pricing strategies than we are. Despite the above and the fact that we have yet to develop certain competitive advantages, as our business is still at the beginning stage, we believe we will have the potential to compete by making the most of our flexibility to select suppliers and manufacturers who are able to provide the Products with good quality and lower cost.

Employees

Mr. Raymond Chen, our Chief Executive Officer and Chief Financial Officer, is our sole executive officer. Mr. Chen devotes his full time to administering the Company’s business operations and other affairs. As we further develop our business, we intend to hire additional persons on an as-needed basis.

Legal Proceedings

There is no material litigation, arbitration, governmental proceeding or any other legal proceeding currently pending or known to be contemplated against us or any member of our management team in their capacity as such, and we and the member of our management team have not been subject to any such proceeding in the 10 years preceding the date of this report. We may however be involved, from time to time, in claims and lawsuits incidental to the conduct of our business in the ordinary course. We carry insurance coverage in such amounts as we believe to be reasonable under the circumstances and that may or may not cover any or all of our liabilities in respect of these matters. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, cash flows or results of operations, but cannot guarantee same.

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

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any material legal proceedings. From time-to-time we are, and we anticipate that we may be, involved in legal proceedings, claims, and litigation arising in the ordinary course of our business and otherwise. The ultimate costs to resolve any such matters could have a material adverse effect on our financial statements. We could be forced to incur material expenses with respect to these legal proceedings, and in the event that there is an outcome in any that is adverse to us, our financial position and prospects could be harmed.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently quoted on the OTC market “Pink Sheets” under the symbol EMAX and has very limited trading. We cannot assure you that there will be a market in the future for our common stock. The closing price of our common stock on the OTC on October 11, 2023 was $0.602 per share. As of October 11, 2023, our shares of common stock were held by approximately 47 stockholders of record. The transfer agent of our common stock is Standard Registrar and Transfer Company, Inc. at 440 East 400 South, Suite 200, Salt Lake City, UT 84111. Their phone number is (801) 571-8844.

Dividends

Holders of common stock are entitled to dividends when, as, and if declared by the board of directors of the Company (the “Board of Directors”), out of funds legally available therefore. We have never declared cash dividends on its common stock and our Board of Directors does not anticipate paying cash dividends in the foreseeable future as it intends to retain future earnings to finance the growth of our businesses. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal year ended June 30, 2023 and 2022.

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

Overview

On February 16, 2023, the Company entered into the Sale Agreement with Rocitin. Under the terms of the Sale Agreement, the Company has agreed to purchase 10,000 bottles of Rocitin NMN, a nutritional supplement manufactured by Pharmazeutische Fabrik Evers GmbH & Co. KG, a German company, in which each bottle contains 60 capsules, 10080 mg of NMN, at HK $500 (approximately $64.01) per bottle (the “Products”), with the initial shipment of 2,000 bottles from Rocitin. Except for the payment of the initial shipment of 2,000 bottles of the Products made on March 1, 2023, the payment of the residual 8,000 bottles of the Products shall be made within 45 days from the date of each invoice from Rocitin to the Company. Pursuant to the Sale Agreement, Rocitin will deliver the Products to the location specified by the Company within 15 days of the payment being made.

On March 1, 2023, the Company entered the Distributor Agreement with Rocitin. Under the terms of the Distributor Agreement, Rocitin shall store the Products purchased by the Company from it pursuant to the Sale Agreement in an appropriate warehouse leased by it in Hong Kong, distribute the Products on a non-exclusive basis, and use its best efforts to promote and maximize the sale of the Products within Hong Kong, Macau, Taiwan and China (collectively, the “Territory”) on behalf of the Company, as well as provide reasonable after-sale support to the purchasers of the Products. In addition, Rocitin shall provide monthly reports to the Company due by the 15th of each month concerning the Products’ sales and the marketing activities of the previous month.

Pursuant to the Distributor Agreement, the Company and Rocitin shall share any gross profit generated by the distribution of the Products on a 50/50 basis; that is, revenue generated from sales of the Products to third parties minus the original purchase price of the Products paid by the Company to Rocitin, will be shared between the Company and Rocitin on a 50/50 ratio (the “Sharing Ratio”).

As of June 30, 2023, Rocitin delivered 6,000 bottles of the Products that the Company purchased to the warehouse leased by it in Hong Kong and distributed and sold approximately 4,952 bottles of the Products in the Territory, in accordance with the Distributor Agreement, which generated gross revenue of approximately HK $3,327,744 (approximately $424,391). The Company was allocated HK $2,901,872, (approximately $370,079) from the gross profit, which amount represents the Sharing Ratio, as stipulated in the Distributor Agreement

As the Company intends to further develop the preceding business operation, its management also continues to seek other prospective new business opportunities.

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

The time and costs required to pursue new business opportunities, which includes negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws, cannot be ascertained with any degree of certainty. In addition, the global COVID-19 pandemic has created significant challenges for us to research potential targets and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 pandemic.

Management intends to devote such time as it deems necessary to carry out the Company’s affairs. The exact length of time required for the pursuit of any new potential business opportunities is uncertain. No assurance can be made that we will be successful in our efforts. We cannot project the amount of time that our management will actually devote to the Company’s plan of operation.

The Company intends to conduct its activities so as to avoid being classified as an “Investment Company” under the Investment Company Act of 1940, and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act of 1940 and the regulations promulgated thereunder

Results of Operations during the fiscal year ended June 30, 2023 as compared to the fiscal year ended June 30, 2022

We have generated $424,391 during the fiscal year ended June 30, 2023 and did not generate any revenues during the fiscal year 2022. We had total operating expenses of $176,512, including general and administrative expenses of $122,200, and sales expenses of $54,312 during the fiscal year ended June 30, 2023, compared to $105,448, including $105,448 general and administrative expenses during the fiscal year ended June 30, 2022. We incurred interest expenses of $22,188 during the fiscal year ended June 30, 2023, compared to interest expenses of $9,158 during the fiscal year ended June 30, 2022. During the years ended June 30, 2023, and 2022, we had a net loss of $89,920 and $114,605, respectively, mainly due to the change in company’s revenue in 2023.

Liquidity and Capital Resources

The Company has recently commenced its business operation and has limited cash resources other than advances provided by our majority shareholder or an affiliated party. We are dependent upon interim funding provided by our majority shareholder or an affiliated party to pay operating expenses and professional fees and expenses. Our majority shareholder and an affiliated party have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until such time the Company generates sufficient profits to pay these fees. The Company would be unable to continue as a going concern without interim financing provided by our majority shareholder and our affiliated party.

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

The following table shows a summary of our cash flows for the periods presented:

	Fiscal Years Ended June 30,
	2023	2022	Change ‘23 vs. ‘22
Net cash (used in) provided by
Operating activities	$(206,807)	$(124,871)	$(81,936)
Financing activities	206,807	124,871	81,936
Increase (decrease) in cash	$0	$0	$0

Net cash used in our operating activities was $206,807 and $124,871 for the fiscal years ended June 30, 2023 and 2022, respectively. The increase of $81,936 was due mainly to a $81,936 increase in operating assets.

Our financing activities generated a cash inflow of $206,807 and $124,871 for the fiscal years ended June 30, 2023 and 2022, respectively, due to the funds borrowed from our majority shareholder and an affiliated party and a loan from the lender (described below).

During the next 12 months we anticipate incurring costs related to:

●	filing of Exchange Act reports,
●	the current business operation,
●	registered agent fees and accounting fees, and
●	investigating, analyzing and consummating an acquisition or business combination.

As of June 30, 2023, we had current assets of $168,506, and on June 30, 2022, we had no current assets. As of June 30, 2023, we had $466,116 in liabilities, consisting of accounts payable of $17,422, an advance from a related party of $415,601, accrued interest due to related parties of $7,812 in one loan agreement, and accrued expenses of $25,280. As of June 30, 2022, we had $207,690 in liabilities consisting of accounts payable of $3,250, an advance from a related party of $191,091, accrued interest due to related parties of $3,329 in one loan agreement, and accrued expenses of $10,020.

During the fiscal year ended June 30, 2023, we had negative cash flow from operating activities of $206,807, due to a net loss of $89,920, and a change in operating assets. We financed our negative cash flow from operations and $206,807 in advances from New York Listing Management, Inc, an affiliated party. During the fiscal year ended June 30, 2022, we had negative cash flow from operating activities of $124,871, mainly due to a net loss of $114,605 offset by a decrease in accounts payable and accrued liabilities of $10,266. We financed our negative cash flow from operations and $124,871 in advances from New York Listing Management, Inc, an affiliated party.

The Company currently plans to satisfy its cash requirements for the next 12 months through borrowings from New York Listing Management, Inc, as well as from the revenue generated from operations, and believes it can satisfy its cash requirements so long as it is able to obtain such financing from New York Listing Management, Inc and the current business operation continues successfully. The Company expects that money borrowed and generated from such sources will be used during the next 12 months to satisfy the Company’s operating costs, professional fees and general corporate purposes.

On March 31, 2021, we entered into a loan agreement with New York Listing Management, Inc, a related party, under which we are able to receive funding of up to $200,000 for general operating expenses from time-to-time as needed by the Company (the “NYLM Loan Agreement”). The NYLM Loan Agreement bears an interest rate of 8% per annum and is due and payable on the date that is three hundred sixty-six (366) days from the date of such loan agreement. On March 31, 2022, we extended the NYLM Loan Agreement with New York Listing Management, Inc and such loan agreement was to mature on March 31, 2023. On April 1, 2023, we re-signed the NYLM Loan Agreement with New York Listing Management, Inc, and the loan agreement has no expiration, is due on demand, and the borrowing limit has been increased to $800,000. As of June 30, 2023 and 2022, the outstanding balance on this loan was $415,601 and $191,091, respectively, with accrued interest of $7,812 and $3,329, respectively. As of June 30, 2023, we expensed interest of $22,188, related to the NYLM Loan Agreement.

The Company intends to repay the loan from New York Listing Management, Inc at a time when it has the cash resources to do so.

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors issued an unqualified audit opinion for the years ended June 30, 2023 and 2022 with an explanatory paragraph expressing uncertainty as to the Company’s ability to remain as a going concern.

Off-Balance Sheet Arrangements

As of June 30, 2023 and 2022, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Significant Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended June 30, 2023 and 2022, and are included elsewhere in this annual report.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective as of April 27, 2023, the Board of Directors of the Company approved the engagement of Qi CPA LLC (“Qi”) to serve as the Company’s independent registered public accounting firm for the fiscal year ended June 30, 2023 and quarterly periods ended March 31, 2023, September 30, 2023, December 31, 2023 and March 31, 2024.

During the two fiscal years ended June 30, 2022 and 2021, and the subsequent interim period through April 26, 2023, neither the Company nor anyone acting on its behalf has consulted with Qi with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to us by Qi that was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any other matter that was the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

On April 27, 2023, the Board of Directors of the Company notified M&K CPAS, PLLC (the “Former Auditor”) that the Former Auditor was dismissed as the Company’s independent registered public accounting firm. The decision to dismiss the Former Auditor was approved by the Board of Directors of the Company.

The reports of the Former Auditor on the Company’s consolidated financial statements as of and for the fiscal years ended June 30, 2022 and 2021 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle.

During fiscal years ended June 30, 2022 and 2021, and the subsequent interim period through April 26, 2023, there were no disagreements as described under Item 304(a)(1)(iv) of Regulation S-K with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the Former Auditor’s satisfaction, would have caused the Former Auditor to make reference to the subject matter thereof in connection with its reports on the financial statements of the Company for such years. In addition, during the fiscal years ended June 30, 2022 and 2021, and the subsequent interim period through April 26, 2023, there were no reportable events as described under Item 304(a)(1)(v) of Regulation S-K.

The Former Auditor furnished a letter addressed to the U.S. Securities and Exchange Commission stating it agrees with the above statements. A copy of the Former Auditor’s letter, dated May 2, 2023, was attached as Exhibit 16.1 of Form 8-k the Company filed with the Securities and Exchange Commission on May 2, 2023.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2023, the Company’s Chief Executive Officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective because of the identification of material weaknesses, including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the fiscal year ended June 30, 2023. The Company has no formal control process related to the identification and approval of related party transactions. As a company that has just commenced its business operation, the Company currently has limited personnel, and, as of the date of this report, it has not taken corrective actions to address the ineffective disclosure controls and procedures. The Company intends to take corrective actions in the future when it generates sufficient profits to do so.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of June 30, 2023 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on our assessment and those criteria, we have concluded that our internal control over financial reporting was ineffective because of the identification of material weaknesses, including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the year ended June 30, 2023. The Company has no formal control process related to the identification and approval of related party transactions. As a company that has just commenced its business operation, the Company currently has limited personnel, and, as of the date of this report, it has not taken corrective actions to address the ineffective disclosure controls and procedures. The Company intends to take corrective actions in the future when it generates sufficient profits to do so.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fiscal year ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and age of the sole member of our Board of Directors and executive officer of the Company and the positions he holds.

Name	Age	Title
Raymond Chen	40	Chief Executive Officer, Chief Financial Officer, Director and Chairman of the Board of Directors

Mr. Chen has extensive experience in the financial industry and in company management. From September 2010 to January 2015, he served as a business advisor to many start-ups in the United States. From April 2016 to September 2022, Mr. Chen served as a senior financial advisor of Qianhai Meijiao (Shenzhen) Consulting Management Co., Ltd, a company based in Shenzhen, China. Mr. Chen obtained his M.B.A degree from Campbellsville University, Kentucky, in 2007, and obtained his Bachelor degree in accounting from Nanjing Tech University, China, in 2006. Mr. Chen has not been a director of any public company in the last three years.

Directors’ Compensation

Our director holds office until the next annual meeting of stockholders and until his successor has been duly elected and qualified. There are no agreements with respect to the election of directors. We do not compensate our directors. Officers of the Company are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors.

Committees of the Board of Directors

Our Board of Directors has not established any committees, including an audit committee, a compensation committee, a nominating committee or any committee performing a similar function. The functions of those committees are being undertaken by our sole board member. Because we have only one director and do not have any independent directors, the establishment of committees of the Board of Directors would not provide any benefits to our company and could be considered more form than substance, as of the date of this report.

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

Code of Ethics

The Company adopted a Code of Ethics pursuant to rules described in Regulation S-K.

Family Relationships

There are no family relationships between the director and executive officer of the Company.

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our Chief Executive Officer and Chief Financial Officer who occupied such position at the end of our latest fiscal year.

				Stock Option	Stock	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Total
Principal Position	Year	($)	($)	($)	(#)	($)	($)
Raymond Chen Chief Executive Officer and Chief Financial Officer(1)	2022	$54,000	N/A	N/A	N/A	N/A	$54,000
	2023	$54,000	N/A	N/A	N/A	N/A	$54,000

(1) Mr. Chen received employment compensation pursuant to an employment agreement entered into with the Company dated September 30, 2022 as the Company’s Chief Executive Officer and Chief Financial Officer.

Option Grants in Last Fiscal Year

The Company did not grant any options in the fiscal year ended June 30, 2023.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of June 30, 2023. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock Owned
Director and Officers
Raymond Chen(1)	0	0%

5% Shareholders
Clark Orient (BVI) Limited	2,020,500	84.861%
ROOM 2906, 29/F CHINA ONLINE CENTRE 333 LOCKHART ROAD, WANCHAI HONG KONG CHINA

Palatin AG	156,000	6.552%
Beethovenstrasse 43
8022 Zuerich, Switzerland

All officers and directors as a group (one person)	0	0%

(1) The address of Mr. Chen is 630 Fifth Avenue, Suite 2338, New York, NY, 10111

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the years ended June 30, 2023 and 2022, New York Listing Management Inc. made cash advances of $224,510 and $131,336, respectively, to the Company for franchise taxes, audit fees and registered agent fees. As of June 30, 2023 and 2022, the Company owed $415,601 and $191,091, respectively, in accrued interest to New York Listing Management Inc. The interest for these advances is 8%.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company’s Board of Directors appointed M&K CPAS, PLLC as the Company’s independent public accountant for the fiscal year ended June 30, 2022. The Company’s Board of Directors has appointed Qi CPA LLC as the Company’s independent public accountant for the fiscal year ended June 30, 2023 and quarterly periods ended March 31, 2023, September 30, 2023, December 31, 2023 and March 31, 2024.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by M&K CPAS, PLLC for the audit of the Company’s annual financial statements for the fiscal year ended June 30, 2022, and fees billed for other services rendered by M&K CPAS, PLLC during the period.

Year Ended
June 30, 2022
Audit fees	$10,750
Audit Related Fees	-
Tax Fees	-
All Other Fees	-
In total	10,750

The following table presents the fees for professional audit services rendered by Qi CPA LLC for the audit of the Company’s annual financial statements for the fiscal year ended June 30, 2023, and fees billed for other services rendered by Qi CPA LLC during such period.

Year Ended
June 30, 2023
Audit fees	$15,000
Audit Related Fees
Tax Fees
All Other Fees
In total	15,000

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

We do not have an audit committee. Our sole director preapproves all services provided by our independent registered public accounting firms. However, all of the above services and fees were reviewed and approved by the sole board member for the respective services were rendered.

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

(3) Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference to our Form 10, Exhibit No.3.1, filed with the Securities and Exchange Commission on July 10, 2017)
3.2	Bylaws (incorporated by reference to our Form 10, Exhibit No.3.2, filed with the Securities and Exchange Commission on July 10, 2017)
3.3	Certificate of Amendment dated as of April 21, 2021 and Nevada State Business License dated as of April 22, 2021 (incorporated by reference to our Form 8-K, Exhibit No.3.2, filed with the Securities and Exchange Commission on May 26, 2021.)
3.4	Certificate of Change dated as of April 20, 2021 (incorporated by reference to our Form 8-K, Exhibit No.3.1, filed with the Securities and Exchange Commission on May 26, 2021.)
10.1	Sale of Goods Agreement between Ecomax, Inc. and Rocitin Company Limited. Dated February 16, 2023 (incorporated by reference to our Form 8-K, Exhibit No.10.1, filed with the Securities and Exchange Commission on March 22, 2023.)
10.2	Distributor Agreement between Ecomax, Inc. and Rocitin Company Limited. Dated March 1, 2023 (incorporated by reference to our Form 8-K, Exhibit No.10.1, filed with the Securities and Exchange Commission on March 22, 2023.)
14.1*	Code of Business Conduct and Ethics of the Registrant
16.1	Letter from M&K CPAS, PLLC to the U.S. Securities and Exchange Commission (incorporated by reference to our Form 8-K, Exhibit No.16.1, filed with the Securities and Exchange Commission on May 2, 2023.)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

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

Ecomax, Inc.

By:	/s/ Raymond Chen
Raymond Chen
Chief Executive Officer, Director and Chairman of the Board of Directors
(Principal Executive Officer)
Date: October 13, 2023

By:	/s/ Raymond Chen
Raymond Chen
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: October 13, 2023

ECOMAX, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Ecomax, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ecomax, Inc. (the “Company”) as of June 30, 2023 and the related statements of operations, stockholders’ deficiency, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Ecomax, Inc. as of June 30, 2023 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Going Concern Uncertainty

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition– Refer to Note 2

Critical Audit Matter Description

Revenue recognition was identified as the critical audit matter due to fiscal year 2023 was the first year the Company began make sales since inception and it is the first time the Company adopted ASC 606. Revenue recognized was significant to the financial statements as a whole. The sale is from a sole product.

How the Critical Audit Matter was Addressed in the Audit:

Our principal audit procedures related to the Company’s sales included:

1.	Reviewed the Company’s revenue recognition process and ascertained the Company has adopted ASC 606.
2.	Performed detail testing on sales to ascertain sales are valid and accurate
3.	Performed sales cutoff procedures to verify sales are recorded in the proper period.
4.	Considered the adequacy of the disclosure in the financial statements in relation to sales.

Valley Stream, New York

October 13, 2023

We have served as the Company’s auditor since 2023.

ECOMAX, INC.

BALANCE SHEETS

Balance Sheets as of June 30, 2023 and 2022

	June 30,	June 30,
	2023	2022
ASSETS

Current assets:
Cash	$-	$-
Accounts receivable	101,552	-
Inventories	66,954
Total current assets	168,506	-

TOTAL ASSETS	$168,506	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable - trade	$17,422	$3,250
Note payable - related party	415,601	191,091
Accrued interest related party	7,812	3,329
Accured expenses	25,280	10,020
Accrued expenses - related party	-	-

Total current liabilities	466,116	207,690

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 50,000,000 authorized; none issued and outstanding as of June 30, 2023 and 2022.	-	-
Common stock, $0.0001 par value; 450,000,000 shares authorized; 2,380,958 issued and outstanding as of June 30, 2023 and 2022	238	238
Additional paid-in capital	286,524	286,524
Accumulated deficit	(584,372)	(494,452)
Total stockholders’ deficit	(297,610)	(207,690)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$168,506	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

ECOMAX, INC.

STATEMENTS OF OPERATIONS

	Fiscal Year Ended June, 30
	2023	2022

Revenues:
Sales	$424,391	$-
Cost of goods sold	315,612	-
Gross profit	108,780	-

Cost and expenses:
Sales expenses	54,312
General and administrative	122,200	105,448
Total operating expenses	176,512	105,448

Other income and expenses

Interest expenses	22,188	9,158
Net loss	$(89,920)	$(114,605)

Per common share - basic and diluted
Basic and diluted net loss	$(0.04)	$(0.05)

Weighted average shares
Outstanding, basic and diluted	2,380,958	2,380,958

See Summary of Significant Accounting Policies and Notes to Financial Statements.

ECOMAX, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common stock		Additional
	Number of Shares	Stated or Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance as of June 30, 2021	2,380,958	$238	$286,524	$(379,847)	$(93,085)
Net loss	-	-	-	(114,605)	(114,605)
Balance as of June 30, 2022	2,380,958	238	286,524	(494,452)	(207,690)
			-
Balance as of June 30, 2022	2,380,958	$238	$286,524	$(494,452)	$(207,690)
Net loss	-	-	-	(89,920)	(89,920)
Balance as of June 30, 2023	2,380,958	238	286,524	(584,372)	(297,610)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

ECOMAX, INC.

STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	2023	2022

Cash flows from operating activities:
Net loss	$(89,920)	$(114,605)
Adjustments to reconcile net loss to cash used in operating activities:
Change in operating assets and liabilities:
Accounts receivable	(101,552)
Inventories	(66,954)
Accounts payable and accrued liabilities	51,619	(10,266)
Net cash used by operating activities	(206,807)	(124,871)

Cash flows from financing activities:
Advances from related party	206,807	124,871
Net cash provided by financing activities	206,807	124,871

Change in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Non-cash investing and financing activities:
Forgiveness of accrued interest, related party	$-	$-
Forgiveness of advances, related party	$-	$-
Forgiveness of convertible short-term notes, related party	$-	$-
Accrued interest to debt	$17,704	$6,495

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Ecomax, Inc.

Notes to Financial Statements

June 30, 2023

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

Cash and Cash Equivalents:

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of June 30, 2023 or June 30, 2022.

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

Inventories

Inventories as of June 30, 2023 consist of 1,048 bottles of Rocitin NMN purchased from our Hong Kong supplier. Inventories are stated at the lower cost (first-in, first-out method) or market. The valuation of inventory requires the Company to estimate obsolescence, excess, and slowing-moving inventories. The Company evaluates the recoverability of the inventory based on expected demand and market conditions. No inventory write down was recorded in the periods presented.

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

Fair Value of Financial Instruments:

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2023 and June 30, 2022, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

Revenue Recognition

It is the Company’s policy that revenues from product sales are recognized in accordance with Accounting Standards Codification (“ASC 606”) “Revenue Recognition.” Five basic steps must be followed to recognize revenue; (1) Identify contract(s) with a customer that creates enforceable rights and obligations; (2) Identify performance obligations in the contract, such as promises to transfer goods or services to a customer; (3) Determine the transaction price, (i.e. the amount of consideration in a contract to which an entity believes it is entitled in exchange for transferring promised goods or services to a customer); (4) Allocate the transaction price to the performance obligations in the contract, which requires the Company to allocate the transaction price to each performance obligation on the basis of the relative standalone selling prices of each distinct good or services promised in the contract; and (5) Recognize revenue when (or as) the entity satisfies a performance obligation by transferring a promised good or service to a customer. The amount of revenue recognized is the amount allocated to the satisfied performance obligation. Adoption of ASC 606 has not changed the timing and nature of the Company’s revenue recognition and there has been no material effect on the Company’s consolidated financial statements.

The Company engaged a supplier to purchase inventory. The supplier also stores, sells and distributes the goods on the Company’s behalf. The selling price and cost are predetermined between the Company and the supplier. Any profits are shared 50/50 in accordance with the agreement.

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

Our federal and state income tax returns are open for fiscal years ending on or after June 30, 2007. We are not under examination by any jurisdiction for any tax year. As of June 30, 2023, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under ASC 740.

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

Note 3. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2023, the Company had no cash and negative working capital of $297,610. For the years ended June 30, 2023 and June 30, 2022, the Company had losses of $89,920 and $114,605, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The future of the Company is dependent upon management’s success in its efforts and limited resources to conduct the Company’s current business. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Currently, the Company obtain capital from a significant shareholder to meet its minimal operating expenses. If the current single business model is not successful, we do not believe that we could succeed in raising additional capital from unrelated parties or to sustain our operations without some strategic transaction, such as a business combination or merger. If we are unable to generate enough revenues to cover the costs of operation, we expect that we would need to either continue to borrow funds from related party, or cease all operations and wind down. Although we are currently evaluating our strategic alternatives with respect to all aspects of our business, we cannot assure you that any actions that we take would raise or generate sufficient capital to fully address the uncertainties of our financial position.

Note 4. Accounts Receivable

The carrying value of accounts receivable is reduced by an allowance that reflects the Company’s best estimate of the amounts that will not be collected. The Company makes estimations of the collectability of accounts receivable. Many factors are considered in estimating the general allowance, including reviewing delinquent accounts receivable, performing an aging analysis and a customer credit analysis, and analyzing historical bad debt records and current economic trends.

Our accounts receivable consisted of $101,552 with no bad debt allowance as of June 30, 2023 and nil as of June 30, 2022.

Note 5. Inventories

Our inventories consisted of $66,954 of Rocitin NMN as of June 30, 2023 and nil as of June 30, 2022.

Note 6. Related Party Transactions

Advances from related party:

On March 31, 2021, we entered into a Loan Agreement with New York Listing Management Inc, a significant shareholder of the Company, under which we receive funding for general operating expenses from time-to-time as needed by the Company. The Loan Agreement bears an interest of 8% per annum and shall be due and payable on a date 366 days from the date of the loan. On April 1, 2022, the Loan Agreement was extended to March 31, 2023. On April 1, 2023, the Loan Agreement was re-signed. Under the new term, the loan has no expiration date and is due on demand. As of June 30, 2023 and June 30, 2022 the outstanding balance on this loan was $415,601 and $191,091, with accrued interest of $7,812 and $3,329, respectively. During the years ended June 30, 2023 and June 30, 2022, the Company borrowed $224,510 and $131,336, respectively, under this Loan Agreement. During the years ended June 30, 2023 and June 30, 2022 the Company expensed interest of $22,188 and $9,158, respectively, related to this Loan Agreement.

Note 7. Income Taxes

We have adopted ASC 740 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management’s estimate of the probability of the realization of these tax benefits.

We have a current operating loss carry-forward of $575,191. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

	June 30, 2023	June 30, 2022
Individual components giving rise to the deferred tax assets are as follows:
Future tax benefit arising from net operating loss carryovers	$55,459	$103,835
Less valuation allowance	(55,459)	(103,835)
Total deferred tax asset	$-	$-

The Company is not under examination by any jurisdiction for any tax year. Our federal and state income tax returns are open for fiscal years ending on or after June 30, 2007.

Note 8. Stockholders’ Equity

Common Stock

The certificate of incorporation authorizes the issuance of 450,000,000 shares of common stock, par value $0.0001. All issued shares of common stock are entitled to one vote per share of common stock. As of June 30, 2023, the Company has 2,380,958 shares of common stock issued and outstanding.

During the years ended June 30, 2023, and 2022, the Company did not issue any shares of common stock.

Preferred Stock

The certificate of incorporation authorizes the issuance of 50,000,000 shares of preferred stock with a par value of $0.0001 per share. None are issued.

Stock Based Compensation

There were no grants of employee or non-employee stock or options in either fiscal period ended June 30, 2023 and 2022.

Note 9. Subsequent Events

The Company’s management has performed subsequent events procedures through the date the financial statements were available to be issued. There were no other subsequent events requiring adjustment to or disclosure in the consolidated financial statements.

