Form 10-K/A
period 2023-06-30
Ecomax, Inc
filed 2023-11-01
CIK 1008653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

Ecomax, Inc. (the “Company”) is filing this Amendment (this “Amendment”) to the Annual Report on Form 10-K filed on October 13, 2023 (the “Original Form 10-K”) to amend the Financial Statements section to expand the disclosure regarding the revenue recognition, the related party transactions and loan agreement with New York Listing Management Inc, a significant shareholder of the Company (“NYLM”).

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications of the Company’s principal executive officer and principal financial officer.

Except as described above, no other changes have been made to the Original Form 10-K and this Amendment does not reflect events occurring after the filing of the Original Form 10-K, and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings made with the SEC subsequent to the Original Form 10-K.

Ecomax, Inc.

FORM 10-K/A

FOR THE FISCAL YEAR ENDED June 30, 2023

2

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements required by this item are included on the pages immediately following the Index to Financial Statements appearing on page F-1.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following documents are filed as exhibits to this Amendment.

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

* Filed herewith.

** In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Amendment and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Ecomax, Inc.

By:	/s/ Raymond Chen
Raymond Chen
Chief Executive Officer, Director and Chairman of the Board of Directors
(Principal Executive Officer)
Date: November 1, 2023

By:	/s/ Raymond Chen
Raymond Chen
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: November 1, 2023

4

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

November 1, 2023

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

The Company engaged a supplier to purchase inventory. The supplier also stores, sells and distributes the goods on the Company’s behalf. The selling price and cost are predetermined between the Company and the supplier. Any profits are shared 50/50 in accordance with the agreement. The Company retains control over the acquired goods, assumes the benefits and risks of the inventory, and has the authority to establish prices. As such, the Company records revenue in gross amount as the principal under the arrangement.

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

Note 6. Related Party Transactions

Advances from related party:

On March 31, 2021, we entered into a Loan Agreement with New York Listing Management Inc, or NYLM, a significant shareholder of the Company, under which we are able to receive funding of up to $200,000 for general operating expenses from time-to-time as needed by the Company (the “Loan Agreement”). The Loan Agreement bears an interest of 8% per annum and shall be due and payable on a date 366 days from the date of the loan. On April 1, 2022, the Loan Agreement was extended to March 31, 2023. On April 1, 2023, the Loan Agreement was re-signed. Under the new term, the loan has no expiration date and is due on demand.

Since the Company does not have a bank account, purchases of inventory for sale are financed by the Loan Agreement with its significant shareholder, NYLM. The Loan Agreement also gives the right to NYLM to collect cash receipts from sales of inventory on the Company’s behalf based on a profit-sharing arrangement the Company has with Rocitin. For the year ended June 30, 2023, NYLM financed the purchase of 6,000 bottles of Rocitin NMN for a total of $382,566 and collected $268,528 in cash receipts.

As of June 30, 2023 and June 30, 2022 the outstanding balance on the Loan Agreement was $415,601 and $191,091, with accrued interest of $7,812 and $3,329, respectively. During the years ended June 30, 2023 and June 30, 2022, the Company borrowed $224,510 and $131,336, respectively, under the Loan Agreement. During the years ended June 30, 2023 and June 30, 2022 the Company expensed interest of $22,188 and $9,158, respectively, related to the Loan Agreement.

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

