Form 10-Q
period 2023-09-30
Ecomax, Inc
filed 2023-11-13
CIK 1008653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, there were 2,380,958 shares of common stock, par value $0.0001 per share, outstanding.

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

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ECOMAX, INC.

BALANCE SHEETS

Balance Sheets as of September 30, 2023 and June 30, 2023

	September 30,	June 30,
	2023 (unaudited)	2023

ASSETS

Current assets:
Cash	$-	$-
Accounts receivable	36,522	101,552
Inventories	37,290	66,954
Total current assets	73,812	168,506

TOTAL ASSETS	$73,812	$168,506

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable - trade	$4,750	$17,422
Note payable - related party	337,732	415,601
Accrued interest related party	15,861	7,812
Accrued expenses	25,330	25,280
Accrued expenses - related party	-	-

Total current liabilities	383,673	466,116

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 50,000,000 authorized; none issued and outstanding as of September 30, 2023 and June 30, 2023.	-	-
Common stock, $0.0001 par value; 450,000,000 shares authorized; 2,380,958 issued and outstanding as of September 30, 2023 and June 30, 2023.	238	238
Additional paid-in capital	286,524	286,524
Accumulated deficit	(596,623)	(584,372)
Total stockholders’ deficit	(309,861)	(297,610)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$73,812	$168,506

ECOMAX, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2023 (unaudited)	2022 (unaudited)

Revenues:
Sales	$211,683	$-
Cost of goods sold	157,836	-
Gross profit	53,847	-

Cost and expenses:
Sales expenses	27,090
General and administrative	30,959	24,744
Total operating expenses	58,049	24,744

Other income and expenses

Interest expenses	8,049	4,027
Net loss	$(12,251)	$(28,771)

Per common share - basic and diluted
Basic and diluted net loss	$(0.01)	$(0.01)

Weighted average shares Outstanding,
basic and diluted	2,380,958	2,380,958

ECOMAX, INC.

STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2023 (unaudited)	2022 (unaudited)

Cash flows from operating activities:
Net loss	$(12,251)	$(28,771)
Adjustments to reconcile net loss to cash used in operating activities:
Change in operating assets and liabilities:
Accounts receivable	65,030
Inventories	29,663
Accounts payable and accrued liabilities	(4,573)	4,892
Net cash provided(used) by operating activities	77,869	(23,879)

Cash flows from financing activities:
Advances from related party	(77,869)	23,879
Net cash provided (used) by financing activities	(77,869)	23,879

Change in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Non-cash investing and financing activities:
Accrued interest to debt	$8,049	$-

ECOMAX, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common stock		Additional
	Number of Shares	Stated or Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2022	2,380,958	$238	$286,524	$(494,452)	$(207,690)
Net loss	-	-	-	(28,771)	(28,771)
Balance at September 30, 2022	2,380,958	238	286,524	(523,223)	(236,461)
			-
Balance at June 30, 2023	2,380,958	$238	$286,524	$(584,372)	$(297,610)
Net loss	-	-	-	(12,251)	(12,251)
Balance at September 30, 2023	2,380,958	238	286,524	(596,623)	(309,861)

Ecomax, Inc.

Notes to Financial Statements

September 30, 2023

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the audited financial statements as of and for the year ended June 30, 2023, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements as of and for the year ended June 30, 2023.

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

Cash and Cash Equivalents:

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of September 30, 2023 or June 30, 2023.

Property and Equipment:

New property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally 5 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

Inventories

Inventories as of September 30, 2023 consist of 582 bottles of Rocitin NMN purchased from our Hong Kong supplier. Inventories are stated at the lower cost (first-in, first-out method) or market. The valuation of inventory requires the Company to estimate obsolescence, excess, and slowing-moving inventories. The Company evaluates the recoverability of the inventory based on expected demand and market conditions. No inventory write down was recorded in the periods presented.

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

Fair Value of Financial Instruments:

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2023 and June 30, 2023, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

The Company engaged a supplier to purchase inventory. The supplier also stores, sells and distributes the goods on Company’s behalf. The selling price and cost are predetermined between the Company and the supplier. Any profits are shared 50/50 in accordance with their agreement. The Company retains control over the acquired goods, assumes the benefits and risks of the inventory, and has the authority to establish prices. As such, the Company records revenue in gross amount as the principal in the arrangement.

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

Earnings per Common Share:

We compute net income (loss) per share in accordance with ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS (Diluted EPS) gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

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

ASC 740 requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws, including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

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

Our federal and state income tax returns are open for fiscal years ending on or after June 30, 2007. We are not under examination by any jurisdiction for any tax year. As of September 30, 2023, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under ASC 740.

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

Note 3. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2023, the Company had no cash and negative working capital of $309,861. For the three months ended September 30, 2023 and September 30, 2022, the Company had losses of $12,251 and $28,771, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The future of the Company is dependent upon management’s success in its efforts and limited resources to conduct current business. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Currently, the Company has been able to obtain working capital from a significant shareholder to meet its minimal operating expenses. If the current single business model is not successful, we do not believe that we could succeed in raising additional capital from unrelated parties or to sustain our operations without some strategic transaction, such as a business combination or merger. If we are unable to generate enough revenues to cover the costs of operation, we expect that we would need to either continue to borrow funds from a related party, or cease all operations and wind down. Although we are currently evaluating our strategic alternatives with respect to all aspects of our business, we cannot assure you that any actions that we take would raise or generate sufficient capital to fully address the uncertainties of our financial position.

Note 4. Account Receivables

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

Our accounts receivable consisted of $36,522 with no bad debt allowance as of September 30, 2023, and $101,552 with no bad debt allowance as of June 30, 2023.

Note 5. Inventories

Our inventories consisted of $37,290 of Rocitin NMN as of September 30, 2023, and $66,954 of Rocitin NMN as of June 30, 2023.

Note 6. Related Party Transactions

Advances from related party:

On March 31, 2021, we entered into a Loan Agreement with New York Listing Management Inc (“NYLM”), a significant shareholder of the Company, under which we are able to receive funding of up to $200,000 for general operating expenses from time to time as needed by the Company (the “Loan Agreement”). The Loan Agreement bears an interest rate of 8% per annum and shall be due and payable on a date 366 days from the date of the loan. On April 1, 2022, the Loan Agreement was extended to March 31, 2023. On April 1, 2023, the Loan Agreement was re-signed. Under the new term, the loan has no expiration, is due on demand, and the borrowing limit has been increased to $800,000.

Since the Company does not have a bank account, purchases of inventory for sale are financed by the Loan Agreement with NYLM. The Loan Agreement also gives the right to NYLM to collect cash receipts from sales of the inventory on the Company’s behalf based on a profit-sharing arrangement the Company has with Rocitin. For the three months ended September 30, 2023, NYLM financed the purchase of 2,000 bottles of Rocitin NMN for a total of $128,172 and collected $249,623 in cash receipts.

As of September 30, 2023 and June 30, 2023, the outstanding balance on the Loan Agreement was 337,732 and $415,601, with accrued interest of $15,861 and $7,812, respectively. During the three months ended September 30, 2023 and September 30, 2022, the Company repaid $77,869 and borrowed $23,879, respectively, under the Loan Agreement. During the three months ended September 30, 2023 and September 30, 2022 the Company expensed interest of $8,049 and $4,027, respectively, related to the Loan Agreement.

Note 7. Stockholders’ Equity

Common Stock

The certificate of incorporation authorizes the issuance of 450,000,000 shares of common stock, par value $0.0001. All issued shares of common stock are entitled to one vote per share of common stock. As of September 30, 2023, the Company has 2,380,958 shares of common stock issued and outstanding.

During the three months ended September 30, 2023, and 2022, the Company did not issue any shares of common stock.

Preferred Stock

The certificate of incorporation authorizes the issuance of 50,000,000 shares of preferred stock with a par value of $0.0001 per share. None are issued.

Stock Based Compensation

There were no grants of employee or non-employee stock or options in either fiscal period ended September 30, 2023 and 2022.

Note 8. Subsequent Events

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

Business Objectives of the Company

The Distribution Business

On February 16, 2023, the Company entered into the Sale Agreement with Rocitin. Under the terms of the Sale Agreement, the Company agreed to purchase 10,000 bottles of Rocitin NMN, a nutritional supplement manufactured by Pharmazeutische Fabrik Evers GmbH & Co. KG, a German company, in which each bottle contains 60 capsules, 10080 mg of NMN, at HK $500 (approximately $64.01) per bottle (the “Products”), with the initial shipment of 2,000 bottles from Rocitin. Except for the payment of the initial shipment of 2,000 bottles of the Products made on March 1, 2023, the payment of the residual 8,000 bottles of the Products shall be made within 45 days from the date of each invoice from Rocitin to the Company. Pursuant to the Sale Agreement, Rocitin will deliver the Products to the location specified by the Company within 15 days of the payment being made.

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

As of September 30, 2023, Rocitin delivered 2,000 bottles of the Products that the Company purchased to the warehouse leased by it in Hong Kong and distributed and sold approximately 2,466 bottles of the Products in the Territory, in accordance with the Distributor Agreement, which generated gross revenue of approximately HK $1,657,152 (approximately $211,684). The Company was allocated HK $1,445,076, (approximately $184,593) from the gross profit, which amount represents the Sharing Ratio, as stipulated in the Distributor Agreement.

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

Results of Operations during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022

We have generated $211,683 in revenues during the three months ended September 30, 2023, and did not generate any revenues during the three months ended September 30, 2022. We had total operating expenses of $58,049, including general and administrative expenses of $30,959, and sales expenses of $27,090 during the three months ended September 30, 2023, compared to $24,744, including $24,744 general and administrative expenses during the same period in the prior year. We incurred interest expenses of $8,049 during three months ended September 30, 2023 compared to interest expenses of $4,027 during the three months ended September 30, 2022. During the three months ended September 30, 2023 and 2022, we had a net loss of $12,251 and $28,771, respectively. The decrease in our net loss was due to the combination of the increase in revenues, the increase in operating expenses, the increase in the service fees charged by vendors and the increase in interest expenses generated from the increased loan amount from the lender.

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

The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended September 30,
	2023	2022	Change ‘23 vs. ‘22
Net cash (used in) provided by
Operating activities	$77,869	$(23,879)		$101,748
Financing activities	(77,869)	23,879		(101,748)
Increase (decrease) in cash	$-	$-	$

Net cash provided(used) in our operating activities were $77,869 and $(23,879) for the three months ended September 30, 2023 and 2022, respectively. The increase of $101,748 was due mainly to a $101,748 decrease in operating assets.

Our financing activities generated a cash outflow of $77,869 and a cash inflow of $23,879 for the three months ended September 30, 2023 and 2022, respectively, due to the funds repaid to our majority shareholder and an affiliated party, and the funds borrowed from our majority shareholder and an affiliated party and loan from the lender.

During the next 12 months we anticipate incurring costs related to:

●	filing of Exchange Act reports,
●	the current business operation,
●	registered agent fees and accounting fees, and
●	investigating, analyzing and consummating an acquisition or business combination.

As of September 30, 2023, we had current assets of $73,812, and on September 30, 2022, we had no current assets. As of September 30, 2023, we had $383,673 in liabilities, consisting of accounts payable of $4,750, an advance from a related party of $337,732, accrued interest due to related parties of $15,861 in one loan agreement, and accrued expenses of $25,330. As of September 30, 2022, we had $236,461 in liabilities consisting of accounts payable of $3,615, an advance from a related party of $214,970, accrued interest due to related parties of $7,356 in one loan agreement, and accrued expenses of $10,520.

During the three months ended September 30, 2023, we had positive cash flow from operating activities of $77,869 due to a net loss of $12,521 and a change in operating assets. We repaid $77,869 debt to New York Listing Management, Inc, an affiliated party, by the positive cash flow from operating. During the three months ended September 30, 2022, we had negative cash flow from operating activities of $23,879, mainly due to a net loss of $28,771 offset by a decrease in accounts payable and accrued liabilities of $4,892. We financed our negative cash flow from operations and $23,879 in advances from New York Listing Management, Inc, an affiliated party.

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

On March 31, 2021, we entered into the Loan Agreement with NYLM. The Loan Agreement bears an interest rate of 8% per annum and is due and payable on the date that is three hundred sixty-six (366) days from the date of the loan. On March 31, 2022, we extended the Loan Agreement with NYLM and such loan agreement was to mature on March 31, 2023. On April 1, 2023, we re-signed the Loan Agreement with NYLM, and the Loan Agreement has no expiration, is due on demand, and the borrowing limit has been increased to $800,000. As of September 30, 2023 and 2022, the outstanding balance on this loan was $337,732 and $214,970, respectively, with accrued interest of $15,861 and $7,356, respectively. As of September 30, 2023, we expensed interest of $8,049, related to the Loan Agreement.

The Company intends to repay the loan from NYLM at a time when it has the cash resources to do so.

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors issued an unqualified audit opinion for the years ended June 30, 2023 and 2022 with an explanatory paragraph expressing uncertainty as to the Company’s ability to remain as a going concern.

Off-Balance Sheet Arrangements

As of September 30, 2023, and 2022, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a small reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of September 30, 2023, the Company’s Chief Executive Officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective because of the identification of material weaknesses, including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the period ended September 30, 2023. The Company has no formal control process related to the identification and approval of related party transactions. As a company that has just commenced its business operation, the Company currently has limited personnel, and, as of the date of this report, it has not taken corrective actions to address the ineffective disclosure controls and procedures. The Company intends to take corrective actions in the future when it generates sufficient profits to do so.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference to our Form 10, Exhibit No.3.1, filed with the Securities and Exchange Commission on July 10, 2017)
3.2	Bylaws (incorporated by reference to our Form 10, Exhibit 3.2, filed with the Securities and Exchange Commission on July 10, 2017)
3.3	Certificate of Amendment dated as of April 21, 2021 and Nevada State Business License dated as of April 22, 2021 (incorporated by reference to our Form 8-K, Exhibit No.3.2, filed with the Securities and Exchange Commission on May 26, 2021.)
3.4	Certificate of Change dated as of April 20, 2021(incorporated by reference to our Form 8-K, Exhibit 3.1, filed with the Securities and Exchange Commission on May 26, 2021.)
10.1	Sale of Goods Agreement between Ecomax, Inc. and Rocitin Company Limited. Dated February 16, 2023 (incorporated by reference to our Form 8-K, Exhibit No.10.1, filed with the Securities and Exchange Commission on March 22, 2023.)
10.2	Distributor Agreement between Ecomax, Inc. and Rocitin Company Limited. Dated March 1, 2023 (incorporated by reference to our Form 8-K, Exhibit No.10.2, filed with the Securities and Exchange Commission on March 22, 2023.)
14.1	Code of Business Conduct and Ethics of the Registrant (incorporated by reference to our Form 10-K, Exhibit No.14.1, filed with the Securities and Exchange Commission on October 13, 2023.)
16.1	Letter from M&K CPAS, PLLC to the U.S. Securities and Exchange Commission (incorporated by reference to our Form 8-K, Exhibit No.16.1, filed with the Securities and Exchange Commission on May 2, 2023.)
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith.
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certification furnished in Exhibit 32 herewith is deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

ECOMAX, INC.
November 13, 2023
	By:	/s/ Raymond Chen
	Name:	Raymond Chen
	Title:	Chief Executive Officer and Chief Financial Officer

