Form 10-Q
period 2024-03-31
Ecomax, Inc
filed 2024-05-15
CIK 1008653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 15, 2024, there were 2,380,958 shares  of common stock, par value $0.0001 per share, outstanding.

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

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ECOMAX, INC.

BALANCE SHEETS

Balance Sheets as of March 31, 2024 and June 30, 2023

	March 31,	June 30,
	2024 (unaudited)	2023
ASSETS

Current assets:
Cash	$-	$-
Accounts receivable	38,039	101,552
Inventories	36,080	66,954
Total current assets	74,119	168,506

TOTAL ASSETS	$74,119	$168,506

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable - trade	$4,750	$17,422
Note payable - related party	363,153	415,601
Accrued interest - related party	30,319	7,812
Accured expenses	15,300	25,280
Accrued expenses - related party	-	-

Total current liabilities	413,522	466,116

Commitment and Contingency	-	-

Total liabilities	413,522	466,116

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 50,000,000 authorized; none issued and outstanding at March 31, 2024 and June 30, 2023	-	-
Common stock, $0.0001 par value; 450,000,000 shares authorized; 2,380,958 issued and outstanding at March 31, 2024 and June 30, 2023	238	238
Additional paid-in capital	286,524	286,524
Accumulated deficit	(626,165)	(584,372)
Total stockholders’ deficit	(339,403)	(297,610)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$74,119	$168,506

See Summary of Significant Accounting Policies and Notes to Financial Statements.

ECOMAX, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024 (unaudited)	2023 (unaudited)	2024 (unaudited)	2023 (unaudited)

Revenues
Sales	$108,824	$96,221	$471,000	$96,221
Cost of goods sold	80,957	71,598	350,740	71,598
Gross profit	27,867	24,623	120,260	24,623

Cost and expenses:
Sales expenses	13,927	12,314	60,277	12,314
General and administrative	25,520	26,840	79,269	78,048
Total operating expenses	39,447	39,154	139,546	90,362

Other income and expenses
Interest expenses	6,949	5,761	22,507	14,375
Net loss	$(18,529)	$(20,292)	$(41,793)	$(80,114)

Per common share - basic and diluted Basic and diluted net loss	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average shares Outstanding, basic and diluted	2,380,958	2,380,958	2,380,958	2,380,958

See Summary of Significant Accounting Policies and Notes to Financial Statements.

ECOMAX, INC.

STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2024 (unaudited)	2023 (unaudited)

Cash flows from operating activities:
Net loss	$(41,793)	$(80,114)
Adjustments to reconcile net loss to cash used in operating activities:
Change in operating assets and liabilities:
Accounts receivable	63,513	(83,907)
Inventories	30,874	(55,798)
Accounts payable and accrued liabilities	(146)	18,574
Net cash provided(used) by operating activities	52,448	(201,245)

Cash flows from financing activities:
Advances from or (repayment to) related party	(52,448)	201,245
Net cash provided (used) by financing activities	(52,448)	201,245

Change in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Non-cash investing and financing activities:
Accrued interest to debt	$22,507	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

ECOMAX, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common stock		Additional
	Number of Shares	Stated or Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2022	2,380,958	$238	$286,524	$(494,452)	$(93,085)
Net loss	-	-	-	(28,771)	(28,771)
Balance at September 30, 2022	2,380,958	238	286,524	(523,223)	(236,461)
Net loss				(31,052)	(31,052)
Balance at December 31, 2022	2,380,958	238	286,524	(554,275)	(267,513)
Net loss				(20,292)	(20,292)
Balance at March 31, 2023	2,380,958	238	286,524	(574,567)	(287,805)

Balance at June 30, 2023	2,380,958	$238	$286,524	$(584,372)	$(297,610)
Net loss	-	-	-	(12,251)	(12,251)
Balance at September 30, 2023	2,380,958	238	286,524	(596,623)	(309,861)
Net loss				(11,013)	(11,013)
Balance at December 31, 2023	2,380,958	238	286,524	(607,636)	(320,874)
Net loss				(18,529)	(18,529)
Balance at March 31, 2024	2,380,958	238	286,524	(626,165)	(339,403)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Ecomax, Inc.

Notes to Financial Statements

March 31, 2024

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

Cash and Cash Equivalents:

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of March 31, 2024 or June 30, 2023.

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

Inventories

Inventories as of March 31, 2024 consist of 565 bottles of Rocitin NMN purchased from our Hong Kong supplier. Inventories are stated at the lower cost (first-in, first-out method) or market. The valuation of inventory requires the Company to estimate obsolescence, excess, and slowing-moving inventories. The Company evaluates the recoverability of the inventory based on expected demand and market conditions. No inventory write down was recorded in the periods presented.

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

Fair Value of Financial Instruments:

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2024 and June 30, 2023, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

The Company has one customer that accounts for all of its sales.

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

Our federal and state income tax returns are open for fiscal years ending on or after June 30, 2007. We are not under examination by any jurisdiction for any tax year. As of March 31, 2024, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under ASC 740.

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

Note 3. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2024, the Company had no cash and negative working capital of $339,403. For the three months ended March 31, 2024 and March 31, 2023, the Company had losses of $18,529 and $20,292, respectively. For the nine months ended March 31, 2024 and March 31, 2023, the Company had losses of $41,793 and $80,114, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The future of the Company is dependent upon management success in its efforts and limited resources to conduct current business. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Our accounts receivable consisted of $38,039 and nil bad debt allowance as of March 31, 2024, and $101,552 and nil bad debt allowance as of June 30, 2023

Note 5. Inventories

Our inventories consisted of $36,080 of Rocitin NMN as of March 31, 2024, and $66,954 of Rocitin NMN as of June 30, 2023.

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

Since the Company does not have a bank account, purchases of inventory for sale are financed by the Loan Agreement with its significant shareholder, NYLM. The Loan Agreement also gives the right to NYLM to collect cash receipts from sales of the inventory on the Company’s behalf based on a profit-sharing arrangement the Company has with the Distributor. For the nine months ended March 31, 2024, NYLM financed the purchase of 5,000 bottles of Rocitin NMN for a total of $319,865 and collected $474,235 in cash receipts.

As of March 31, 2024 and June 30, 2023, the outstanding balance on this loan was $363,513 and $415,601, with accrued interest of $30,319 and $7,812, respectively. During the nine months ended March 31, 2024 and March 31, 2023, the Company repaid $52,448 and borrowed $201,245, respectively, under the Loan Agreement. During the nine months ended March 31, 2024 and March 31, 2023 the Company expensed interest of $22,507 and $14,375, respectively, related to the Loan Agreement.

Note 7. Stockholders’ Equity

Common Stock

The certificate of incorporation authorizes the issuance of 450,000,000 shares of common stock, par value $0.0001. All issued shares of common stock are entitled to one vote per share of common stock. As of March 31, 2024, the Company has 2,380,958 shares of common stock issued and outstanding.

During the nine months ended March 31, 2024, and 2023, the Company did not issue any shares of common stock.

Preferred Stock

The certificate of incorporation authorizes the issuance of 50,000,000 shares of preferred stock with a par value of $0.0001 per share. None are issued.

Stock Based Compensation

There were no grants of employee or non-employee stock or options in either fiscal period ended March 31, 2024 and 2023.

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

For the three months ended March 31, 2024, Rocitin delivered 1,000 bottles of the Products that the Company purchased to the warehouse leased by it in Hong Kong and distributed and sold approximately 1,267 bottles of the Products in the Territory, in accordance with the Distributor Agreement, which generated gross revenue of approximately HK $851,424 (approximately $108,822). The Company was allocated HK $742,462, (approximately $94,896) from the gross profit, which amount represents the Sharing Ratio, as stipulated in the Distributor Agreement.

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

Results of Operations during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023

We have generated $108,824 during the three months ended March 31, 2024, and $96,221 during the three months ended March 31, 2023. We had total operating expenses of $39,447, including general and administrative expenses of $25,520, and sales expenses of $13,927 during the three months ended March 31, 2024, compared to $39,154, including general and administrative expenses of $26,840, and sales expenses of $12,314 during the same period in the prior year. We incurred interest expenses of $6,949 during the three months ended March 31, 2024, compared to interest expenses of $5,761 during the three months ended March 31, 2023. During the three months ended March 31, 2024 and 2023, we had a net loss of $18,529 and $20,292, respectively. The decrease in our net loss was due to the combination of the increase in revenues, the increase in operating expenses, the increase in the service fees charged by vendors and the increase in interest expenses generated from the increased loan amount under the Loan Agreement.

Results of Operations during the nine months ended March 31, 2024 as compared to the nine months ended March 31, 2023

We have generated $471,000 during the nine months ended March 31, 2024, and $96,221 during the nine months ended March 31, 2023. We had total operating expenses of $139,546, including general and administrative expenses of $79,269, and sales expenses of $60,277 during the nine months ended March 31, 2024, compared to $90,362, including general and administrative expenses of $78,048, and sales expenses of $12,314 during the same period in the prior year. We incurred interest expenses of $22,507 during the nine months ended March 31, 2024, compared to interest expenses of $14,375 during the nine months ended March 31, 2023. During the nine months ended March 31, 2024 and 2023, we had a net loss of $41,793 and $80,114, respectively. The decrease in our net loss was due to the combination of the increase in revenues, the increase in operating expenses, the increase in the service fees charged by vendors and the increase in interest expenses generated from the increased loan amount under the Loan Agreement.

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

The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended March 31,
	2024	2023	Change ‘24 vs. ‘23
Net cash (used in) provided by
Operating activities	$52,448	$(201,245)		$253,693
Financing activities	(52,448)	201,245		(253,693)
Increase (decrease) in cash	$0	$0	$

Net cash provided by (used in) our operating activities was $52,448 and $(201,245) for the nine months ended March 31, 2024 and 2023, respectively. The increase of $253,693 was due mainly to a $38,321 decrease in net loss, and a $215,372 decrease in operating assets.

Our financing activities generated a cash outflow of $52,448 and inflow of $201,245 for the nine months ended March 31, 2024 and 2023, respectively, due to the funds repaid and borrowed from NYLM under the Loan Agreement.

During the next 12 months we anticipate incurring costs related to:

●	filing of Exchange Act reports,
●	the current business operation,
●	registered agent fees and accounting fees, and
●	investigating, analyzing and consummating an acquisition or business combination.

As of March 31, 2024, we had current assets of $74,119, and on March 31, 2023, we had current assets of $139,705. As of March 31, 2024, we had $413,552 in liabilities, consisting of accounts payable of $4,750, an advance from a related party of $363,153, accrued interest due to related parties of $30,319 in one loan agreement, and accrued expenses of $15,300. As of March 31, 2023, we had $427,510 in liabilities consisting of accounts payable of $3,890, an advance from a related party of $392,336, accrued interest due to related parties of $17,704 in one loan agreement, and accrued expenses of $13,580.

During the nine months ended March 31, 2024, we had positive cash flow from operating activities of $52,448 due to a net loss of $41,793 and a change in operating assets. We repaid $52,448 debt to New York Listing Management, Inc, an affiliated party, by the positive cash flow from operating. During the nine months ended March 31, 2023, we had negative cash flow from operating activities of $201,245 due to a net loss of $80,114 and a change in operating assets. We financed our negative cash flow from operations and $201,245 in advances from New York Listing Management, Inc, an affiliated party.

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

On March 31, 2021, we entered into the Loan Agreement with NYLM. The Loan Agreement bears an interest rate of 8% per annum and is due and payable on the date that is three hundred sixty-six (366) days from the date of the loan. On March 31, 2022, we extended the Loan Agreement with NYLM and such loan agreement was to mature on March 31, 2023. On April 1, 2023, we re-signed the Loan Agreement with NYLM, and the Loan Agreement has no expiration, is due on demand, and the borrowing limit has been increased to $800,000. As of March 31, 2024 and 2023, the outstanding balance on this loan was $363,153 and $392,336, respectively, with accrued interest of $30,319 and $17,704, respectively. As of March 31, 2024, we expensed interest of $22,507, related to the Loan Agreement.

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

Off-Balance Sheet Arrangements

As of March 31, 2024, and 2023, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a small reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of March 31, 2024, the Company’s Chief Executive Officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective because of the identification of material weaknesses, including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the period ended March 31, 2024. The Company has no formal control process related to the identification and approval of related party transactions. As a company that has just commenced its business operation, the Company currently has limited personnel, and, as of the date of this report, it has not taken corrective actions to address the ineffective disclosure controls and procedures. The Company intends to take corrective actions in the future when it generates sufficient profits to do so.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the third quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
May 15, 2024
	By:	/s/ Raymond Chen
	Name:	Raymond Chen
	Title:	Chief Executive Officer and Chief Financial Officer

